Form 10-Q
period 2016-06-30
Rich Uncles Real Estate Investment Trust I
filed 2017-07-14
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to__________

Commission file number: 000-55623

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

(Exact name of registrant as specified in its charter)

California	37-6511147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3080 Bristol Street, Suite 550, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

(855) 742-4862

(Registrant’s telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐  NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 13, 2017 there were 8,357,951 shares of common stock outstanding.

Explanatory Note

Rich Uncles Real Estate Investment Trust I (the Company) is restating its audited consolidated financial statements as of December 31, 2015 and for the year then ended (the December 31, 2015 Financial Statements). The December 31, 2015 Financial Statements were filed with the Company’s Form 10 on April 29, 2016. No financial statements of any 2015 interim period have been filed with the SEC. On July 13, 2017, the Company’s board of trust managers concluded that the December 31, 2015 Financial Statements should no longer be relied upon because of errors in such financial statements. Since this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes the audited restated December 31, 2015 Financial Statements, are being filed within four business days after the conclusion that the December 31, 2015 Financial Statements should not be relied upon, the Company was not required to file a Current Report on Form 8-K.

As explained in Note 3 to the unaudited condensed consolidated financial statements included in this Form 10-Q, the Company is restating its December 31, 2015 Financial Statements included in the Company’s Form 10, as noted above. In connection with the preparation of its June 30, 2016 consolidated financial statements, the Company identified and corrected several errors that were primarily related to business combinations being accounted for as asset acquisitions, accruing dividends before their declaration date, accruing organization and offering costs in excess of the 3% limit, presenting discontinued operations when there was not a strategic shift, and recording share repurchases payable. The Company also retrospectively adopted two new accounting standards that have impacted the restated December 31, 2015 financial statements. On January 1, 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which resulted in reclassification of deferred financing costs, net, as a reduction of debt rather than as an asset. On October 1, 2016, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which resulted in classifying organization and offering costs as financing activities and acquisition fees and costs as investing activities.

The cumulative impact of the adjustments, which were all non-cash adjustments, to correct these errors in the December 31, 2015 Financial Statements was a decrease in total shareholders’ equity as of $448,132. We recognized the cumulative effect of the economic periods prior to those that are presented herein by increasing total shareholders’ equity by $445,022 as of January 1, 2015.

This Form 10-Q includes the restated December 31, 2015 balance sheet. For a more detailed description of the errors, see Note 3 to the accompanying condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

JUNE 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015 (Restated)
ASSETS
Real estate investments:
Land	$16,171,784	$12,800,088
Buildings and improvements	47,517,492	25,652,422
Tenant origination and absorption costs	6,346,869	2,894,046
Total real estate investments, cost	70,036,145	41,346,556
Accumulated depreciation and amortization	(1,811,642)	(713,268)
Total real estate investments, net	68,224,503	40,633,288
Cash and cash equivalents	22,261,229	2,102,868
Cash held in escrow	2,850,000	4,296,000
Above-market leases, net	261,151	272,335
Distributions receivable from limited partnerships (Note 6)	-	1,252,051
Due from affiliates	95,730	8,662
Purchase and other deposits	850,000	217,000
Other assets	239,261	137,151
TOTAL ASSETS	$94,781,874	$48,919,355

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable, net	$19,329,122	$6,197,946
Unsecured credit facility, net	-	8,032,181
Accounts payable, accrued expenses and other liabilities	909,890	507,314
Sales deposit liability (Note 5)	1,000,000	-
Share repurchase payable	612,519	261,312
Below-market leases, net	3,771,484	770,685
Due to affiliates	887,509	269,178
Interest rate swap derivatives	576,175	-
TOTAL LIABILITIES	27,086,699	16,038,616

Redeemable common stock	1,173,567	-

Common stock $0.01 par value, 10,000,000, shares authorized, 7,345,318 shares issued and outstanding as of June 30, 2016 and 3,452,384 shares issued and outstanding as of December 31, 2015	73,453	34,524
Additional paid-in-capital	71,643,300	34,277,669
Cumulative distributions and net losses	(5,195,145)	(1,431,454)
TOTAL SHAREHOLDERS' EQUITY	66,521,608	32,880,739

Commitments and contingencies (Note 11)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$94,781,874	$48,919,355

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Rental income	$1,267,927	$167,914	$2,041,403	$291,061
Tenant recoveries	172,530	1,000	203,956	1,000
Total revenue	1,440,457	168,914	2,245,359	292,061

Expenses:
Fees to affiliates (Note 10)	537,392	3,770	694,531	21,050
General and administrative	869,987	224,708	1,534,390	553,930
Depreciation and amortization	597,139	102,890	1,148,631	191,904
Interest expense	475,957	36,060	934,673	86,526
Property expenses	206,565	19,831	257,956	28,468
Acquisition costs	21,546	-	76,222	-
Total expenses	2,708,586	387,259	4,646,403	881,878

Other income:
Interest income	51	-	51	55
Other non-operating income	-	13,191	-	31,734
Total other income	51	13,191	51	31,789

Net loss	$(1,268,078)	$(205,154)	$(2,400,993)	$(558,028)

Net loss per share, basic and diluted	$(0.21)	$(0.25)	$(0.46)	$(0.98)
			-
Weighted-average number of common shares outstanding, basic and diluted	6,062,281	815,243	5,178,411	568,342

Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statement of Shareholders' Equity

For the six months ended June 30, 2016

(unaudited)

	Common Stock		Additional	Cumulative Distributions and Net	Total Shareholders'
	Shares	Amount	Paid-in Capital	Losses	Equity
Balance, December 31, 2015 (Restated)	3,452,384	$34,524	$34,277,669	$(1,431,454)	$32,880,739

Issuance of common stock	4,006,255	40,063	40,022,485	-	40,062,548
Dividends declared	-	-	-	(1,362,698)	(1,362,698)
Common stock awarded for services	2,543	25	25,405	-	25,430
Repurchase of common stock	(115,864)	(1,159)	(1,157,485)	-	(1,158,644)
Net loss	-	-	-	(2,400,993)	(2,400,993)
Transfers to redeemable common stock	-	-	(1,524,774)	-	(1,524,774)

Balance, June 30, 2016	7,345,318	$73,453	$71,643,300	$(5,195,145)	$66,521,608

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,400,993)	$(558,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,148,631	191,904
Common stock awarded for services	25,430	-
Straight-line rents	(106,285)	(7,088)
Amortization of deferred financing costs	49,560	10,950
Amortization of above-market lease	11,184	-
Amortization of below-market leases	(152,791)	(7,925)
Distributions from earnings in limited partnerships	21,193	-
Unrealized losses on interest rate swaps	576,175	-
Expensed organization and offering costs	1,282,134	532,451
Expensed acquisition fees and costs	587,730	-
Changes in operating assets and liabilities:
Due from affiliate	-	(3,100)
Other assets	(31,997)	-
Accounts payable, accrued expenses and other liabilities	202,364	140,743
Due to affiliates	134,760	43,075
Net cash provided by operating activities	1,347,095	342,982

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(24,255,037)	(4,458,792)
Payments of acquisition fees and costs	(481,871)	-
Refundable purchase deposits and other acquisition costs	(1,826,480)	(800,000)
Distributions of sales proceeds from limited partnerships	1,230,858	-
Payments of website development and trademark	-	(38,307)
Net cash used in investing activities	(25,332,530)	(5,297,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable	13,780,000	-
Cash held in escrow from mortgage financing	1,446,000	-
Principal payments on mortgage note payable	(89,143)	(19,292)
Borrowings on unsecured credit facility	-	2,550,000
Repayments of unsecured credit facility	(8,044,432)	(2,550,000)
Payments of deferred financing costs	(499,235)	-
Proceeds from sale of an interest in real property recorded as a financing transaction	1,000,000	-
Proceeds from issuance of common stock	39,074,619	8,917,754
Payment of organization and offering costs	(990,600)	(268,104)
Repurchase of common stock	(1,158,644)	(11,000)
Dividends paid to common shareholders	(374,769)	(54,117)
Net cash provided by financing activities	44,143,796	8,565,241

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,158,361	3,611,124

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,102,868	200,403
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,261,229	$3,811,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$244,773	$83,034

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Transfers to redeemable common stock	$1,524,774	$-
Increase in share redemptions payable	$351,207	$-
Reinvested dividends from common shareholders	$985,464	$56,472
Purchase deposits applied to acquisition of real estate	$1,080,750	$750,000
Security deposits assumed and prorations from acquisitions	$200,213	$156,224

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles Real Estate Investment Trust I (the “Company”) was formed on March 7, 2012. The Company is an unincorporated association under the laws of the State of California and is treated as a real estate investment trust (“REIT”).

From April 2012 until July 20, 2016 (“Termination Date”), the Company was engaged in an offering of its shares of common stock. The Company continues to sell its shares to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”). The number of shares authorized for issuance under the Company’s dividend reinvestment plan is 3,000,000. The offering includes the sale of shares to investors and the sale of shares pursuant to the Plan.

Additionally, no later than the 10th anniversary date of the Termination Date, we intend to create a liquidity event for our shareholders, which liquidity event may include the sale of all of our properties and the dissolution and winding up of the Company, the listing of our shares on a national exchange or the merger of the Company with another entity that is listed on a national exchange.

On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register its common stock under the Securities Exchange Act of 1934, as amended. The Form 10 registration statement became effective on May 29, 2016.

The Company was formed to primarily invest, directly or indirectly through investments in real estate owning entities, in single-tenant income-producing corporate properties located 80% in California and 20% in other states, which are leased to creditworthy tenants under long-term net leases. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company holds its investments directly and/or through special purpose wholly owned limited liability companies or other subsidiaries. The Company holds its 70.14% interest in one of its properties through a tenancy in common agreement.

The Company is externally managed by its advisor and sponsor, Rich Uncles, LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer, Howard Makler, and Ray Wirta. Rich Uncles, LLC is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. The current term of the Advisory Agreement ends on March 8, 2018. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor may terminate the Advisory Agreement for any reason and without penalty upon 60 days’ written notice; and we may terminate the Advisory Agreement for cause as defined in the Advisory Agreement. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Advisor Agreement is terminable by a majority of the members of the Company’s independent Board of Trustees or the Advisor on 60 days’ written notice with or without cause. The Sponsor also serves as the sponsor for Rich Uncles NNN REIT, Inc.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2014.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2015 audited financial statements included in our Form 10, as amended, filed with the SEC on February 10, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company and directly wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Other Comprehensive Loss

For all periods presented, other comprehensive loss is the same as net loss.

Cash Held in Escrow

Cash held in escrow represents the proceeds from mortgage notes payable that are in transit at the balance sheet date.

Real Estate Investments

Real Estate Acquisition Valuation

The Company records an acquisition that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. Transaction costs that are related to a business combination are expensed as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.

The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining noncancelable terms of the respective lease, including any below-market renewal periods.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance, and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.

The Company amortizes the value of tenant origination and absorption costs to amortization expense over the remaining noncancelable term of the respective lease.

Estimates of the fair value of the tangible assets, identifiable intangibles, and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. Therefore, the Company classifies these inputs as Level 3 inputs. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income (loss).

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

•	Buildings	•	15-52 years
•	Site/building improvements	•	5-21 years
•	Tenant improvements	•	Shorter of 15 years or remaining contractual lease term
•	Tenant origination and absorption costs, and above-/below-market lease intangibles	•	Remaining contractual lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles

Impairment of Real Estate and Related Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As of June 30, 2016 and 2015, the Company did not record any impairment charges related to its real estate investments.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Deferred Financing Costs

Deferred financing costs represent commitment fees, financing coordination fees paid to Advisor, loan fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are reclassified to presentation as an asset in periods where there are no outstanding borrowings under the facility.

Revenue Recognition

The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of such amounts is reasonably assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, management of the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or by the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type, and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides an allowance against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectable and to estimate the amount of the receivable that may not be collected. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt allowance for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Accounting for Real Estate Sales

Real estate sales are accounted for in accordance with ASC 360.

Redeemable common stock

The Company has a share repurchase program. When the Company became a SEC reporting company on May 29, 2016, it became subject to the SEC’s regulation limiting the maximum amount of shares that can be repurchased to 5% of the weighted average outstanding shares for the past twelve months. The maximum dollar amount that the Company can be required to repurchase at the balance sheet date is recorded as redeemable common stock.

Dividend Reinvestment Plan

The Company has adopted the Plan through which common shareholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the dividend reinvestment plan will acquire common stock at a price per share equal to the price to acquire a share of common stock in the offering.

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company records these derivative instruments at fair value in the accompanying consolidated balance sheets. The company’s mortgage derivative instruments do not meet the hedge accounting criteria and therefore the changes in fair value are recorded as gain or loss on derivative instruments in the accompanying consolidated statement of operations.

Advertising Costs

Advertising costs relating to the offering are expensed as incurred. Advertising costs expensed were $681,430 and $213,666 for the three months ended June 30, 2016 and 2015, respectively and $1,202,565 and $268,104 for the six months ended June 30, 2016 and 2015, respectively. These amounts are reimbursements to the Advisor for organization and offering costs that they incurred on the Company’s behalf, see Note 10.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Segments

At June 30, 2016, with one exception, the Company was invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of June 30, 2016 and December 31, 2015, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the three and six months periods ended June 30, 2016 and 2015.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15,  Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements  (“ASU 2015-15”), which clarifies ASU 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. On January 1, 2016, the Company adopted ASU 2015-03 and ASU 2015-15 and they did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02 using: (a) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. On January 1, 2016, the Company adopted ASU 2015-02 and it did not have a material impact on the Company’s consolidated financial statements or disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. On January 1, 2016, the Company elected to early adopt ASU 2016-18 and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 addresses certain issues where diversity in practice was identified. It amends existing guidance, which is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. In addition, ASU 2016-15 clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective during the first quarter of 2018, and will generally require a retrospective approach. On October 1, 2016, the company elected to early adopt the provisions of ASU 2016-15. On October 1, 2016, the Company elected to early adopt the provisions of ASU 2016-15, and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-15, the Company classified organization and offering costs as financing activities and acquisition fees as investing activities.

New Accounting Standards Recently Issued and Not Yet Adopted

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company intends to adopt ASU 2014-15 on October 1, 2016 and it does expect that the adoption will impact the Company’s consolidated financial statements nor its disclosures.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company intends to early adopt the provisions of ASU 2017-01 as of October 1, 2016. As a result of the adoption of ASU 2017-01, the Company’s real estate acquisitions during the three months ended December 31, 2016 will represent asset acquisitions, and acquisition fees and expenses related to these acquisitions will be capitalized.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The new standard for lease accounting requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

NOTE 3. RESTATEMENT

In connection with the preparation of its June 30, 2016 consolidated financial statements, the Company identified and corrected several errors in the December 31, 2015 audited consolidated financial statements that where primarily related to business combinations being accounted for as asset acquisitions, accruing dividends before their declaration date, accruing organization and offering costs in excess of the 3% limit, presenting discontinued operations when there was not a strategic shift and recording share repurchases payable. The Company also retrospectively adopted two new accounting standards that have impacted the restated December 31, 2015 financial statements. As a result of adopting ASU 2015-03 on January 1, 2016, the Company reclassified deferred financing costs, net, as a reduction of debt rather than as an asset. As a result of adopting ASU 2016-15 on October 1, 2016, the Company classified organizational and offering costs as financing activities and acquisition fees and costs as investing activities.

The impact to certain captions in the December 31, 2015 consolidated financial statements is as follows:

	As Previously Reported	Restated
Balance Sheet
Total real estate investments, net	$40,527,230	$40,633,288
All other assets	8,000,804	8,286,067
Total assets	$48,528,034	$48,919,355

Dividends payable	$542,030	$-
Below-market leases, net	-	770,685
Share repurchases payable	-	261,312
Due to affiliates	753,888	269,178
All other liabilities	14,799,509	14,737,441
Total liabilities	16,095,427	16,038,616

Common stock	34,582	34,524
Additional paid-in capital	34,721,362	34,277,669
Shareholders' distributions	(1,214,135)	-
Treasury stock	(232,106)	-
Cumulative distributions and net losses	(877,096)	(1,431,454)
Total stockholders’ equity	32,432,607	32,880,739

Total liabilities and shareholders' equity	$48,528,034	$48,919,355

NOTE 4. REAL ESTATE INVESTMENTS

As of June 30, 2016, the company’s real estate investment portfolio consisted of fourteen properties in three states consisting of ten retail, two office, and two industrial properties. The Company holds its investments directly and/or through special purpose wholly owned limited liability companies or other subsidiaries. The Company owns its 70.14% interest in one of its properties through a tenancy in common agreement.

The following table provides summary information regarding the Company’s properties as of June 30, 2016:

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net
Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(599,884)	$3,228,351
Chevron Gas Station	Rancho Cordova, CA	2/6/2015	Retail	2,600,000	-	(99,330)	2,500,670
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	-	(43,608)	2,731,392
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	-	(186,268)	3,563,732
Chevron Gas Station (see Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	-	(75,656)	2,724,344
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(121,382)	3,598,618
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(120,025)	5,201,562
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,448	968,286	(129,227)	7,502,506
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	-	(111,368)	8,808,632
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(70,643)	4,958,079
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(29,110)	3,425,767
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,450	(190,232)	13,254,759
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,248,156	206,844	(19,066)	1,435,934
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(15,843)	5,290,157
				$63,689,276	$6,346,869	$(1,811,642)	$68,224,503

The following table provides summary information regarding the Company’s properties as of December 31, 2015:

Property	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net
Chase Bank & Great Clips	$3,160,035	$668,200	$(439,915)	$3,388,320
Chevron Gas Station – Rancho Cordova, CA	2,600,000	-	$(63,210)	$2,536,790
Chevron Gas Station – San Jose, CA	2,775,000	-	$(24,227)	$2,750,773
Levins	3,750,000	-	$(79,830)	$3,670,170
Chevron Gas Station – Roseville, CA	2,800,000	-	$(27,873)	$2,772,127
Island Pacific Supermarket	3,151,460	568,540	$(35,700)	$3,684,300
Dollar General	4,632,567	689,020	$(24,005)	$5,297,582
Rite Aid	6,663,448	968,286	$(9,941)	$7,621,794
PMI Preclinical	8,920,000	-	$(8,567)	$8,911,433
	$38,452,510	$2,894,046	$(713,268)	$40,633,289

Current Acquisitions

During the six months ended June 30, 2016, the Company acquired the following Properties:

Property	Land, building and improvements	Tenant origination and absorption costs	Below market leases	Purchase price
EcoThrift	$4,486,993	$541,729	$(278,722)	$4,750,000
GSA (MSHA)	2,998,232	456,645	(279,877)	3,175,000
PreK San Antonio	11,851,540	1,593,450	(2,594,992)	10,850,000
Dollar Tree	1,248,156	206,844	-	1,455,000
Dinan Cars	4,651,845	654,155	-	5,306,000
	$25,236,766	$3,452,823	$(3,153,591)	$25,536,000

Purchase price	$25,536,000
Purchase deposits applied	(1,080,750)
Security deposits assumed and proration	(200,213)
Cash paid for acquisition of real estate	$24,255,037

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

The purchase price allocations reflected in the accompanying condensed consolidated financial statements are based upon estimates and assumptions that are subject to change within the measurement period for business combinations (up to one year from the acquisition date pursuant to ASC 805) that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The expiration of the leases of the properties acquired during the six months ended June 30, 2016 are as follows:

Property	Lease Expiration
EcoThrift	2/28/2026
GSA (MSHA)	8/24/2026
PreK San Antonio	7/31/2021
Dollar Tree	7/31/2025
Dinan Cars	4/30/2023

The Company recorded these acquisitions as business combinations and expensed $421,123 and $587,730 in acquisition fees and costs for the three and six months ended June 30, 2016, respectively. The acquisition fees paid pursuant to the Advisory Agreement are included in the Statement of Operation caption “Fees to affiliates.” The Company recognized $570,851 and $591,571 of total revenue related to these properties for the three and six months ended June 30, 2016, respectively.

Operating Leases

The Company’s real estate properties are primarily leased to tenants under triple-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring new reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.

As of June 30, 2016 the future minimum contractual rent payments due under the Company’s non-cancelable operating leases are as follows:

July 1, 2016 through December 31, 2016	$2,403,770
2017	4,843,355
2018	4,630,973
2019	4,669,902
2020	4,733,784
2021	4,472,220
Beyond 2022 and thereafter	14,677,984
$40,431,988

Revenue Concentration

As of June 30, 2016, our portfolio’s highest tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Effective Annualized Base Rent	Percentage of Annualized Base Rent
Rite Aid, CA	$487,070	$10.15%
PMI Preclinical, TX	$561,600	11.71%
PreK San Antonio, TX	$825,000	17.20%

As of June 30, 2016, no other tenants accounted for more than 10% of annualized base rent.

Intangibles

As of June 30, 2016, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$6,346,869	$273,267	$(3,953,403)
Accumulated amortization	(587,623)	(12,116)	181,919
Net amount	$5,759,246	$261,151	$(3,771,484)

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

As of December 31, 2015, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$2,894,046	$273,267	$(799,812)
Accumulated amortization	(482,309)	$(932)	$29,127
Net amount	$2,411,737	$272,335	$(770,685)

The intangible assets are amortized over their remaining respective lease terms, which was approximately 7.9 years as of June 30, 2016. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Remaining 2016	$(453,462)	$(11,184)	$308,921
2017	(903,608)	(22,368)	618,458
2018	(707,956)	(22,368)	601,992
2019	(707,956)	(22,368)	601,992
2020	(707,956)	(22,368)	601,992
2021	(589,676)	(22,368)	409,369
Thereafter	(1,688,632)	(138,127)	628,760
	$(5,759,246)	$(261,151)	$3,771,484

Weighted average remaining amortization period	8.25 years	11.65 years	7.07 years

Pro Forma Financial Data

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2016 and 2015. The Company acquired four properties during the three months ended June 30, 2016 and five properties for the six months ended June 30, 2016. The following unaudited pro forma information for the three and six months ended June 30, 2016 has been prepared to give effect to the acquisitions as if the acquisitions had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Pro forma:
Total revenue	$1,621,655	$920,963	$3,157,886	$1,802,102
Net loss	$(345,598)	$(24,237)	$(1,015,976)	$(16,617)

The unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 was adjusted to exclude acquisition fees and costs of $421,123 and $587,730 incurred in 2016, respectively, which were expensed in connection with the Company’s real estate acquisitions.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

NOTE 5. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY

In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense. The interest expense recorded as a result of this transaction was $13,751 and $18,028 for the three and six months ended June 30, 2016, respectively. The sale will qualify as a sale for financial reporting when the right to require the company to repurchase the 29.86% interest in the property expires without being exercised. The Company earned a disposition fee in connection with this transaction, see Note 10.

NOTE 6. DISTRIBUTIONS RECEIVABLE FROM LIMITED PARTNERSHIPS

In December 2015, the four Del Taco limited partnerships that the Company had invested in were liquidated as a result of the partnerships selling all of the properties that they had invested in. The Company had an approximate three percentage limited partnership interest in each of the partnerships and accounted for them on the cost basis. In January 2016, the Company received a distribution of operating cash flow of $21,193 and a distribution of sales proceeds of $1,230,858.

NOTE 7. DEBT

Mortgage Notes Payable

As of June 30, 2016, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity
Chase Bank & Great Clips	$1,942,291	$(34,000)	$1,908,292	4.37%	4.37%	2/5/2019
Levins*	$2,233,039	(54,411)	$2,178,627	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket*	$2,030,576	(51,251)	$1,979,325	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General	$2,504,626	(85,120)	$2,419,506	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	$3,946,756	(155,506)	$3,791,250	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	$4,438,074	(198,973)	$4,239,101	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	$2,850,000	(36,979)	$2,813,021	One-month LIBOR + 1.21%	2.96%	7/5/2021
	$19,945,362	$(616,240)	$19,329,122

*	Effective date of the swap agreement was 1/5/2016.

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see note 8.

As of December 31, 2015, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Loan Maturity
Chase Bank & Great Clips	$1,958,505	$(39,559)	$1,918,946	4.37%	2/5/2019
Levins	$2,250,000	(8,500)	2,241,500	One-month LIBOR + 1.93%	1/5/2021
Island Pacific Supermarket	$2,046,000	(8,500)	2,037,500	One-month LIBOR + 1.93%	1/5/2021
	$6,254,505	$(56,559)	$6,197,946

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements.

The following summarizes the future principal payments on the Company’s mortgage notes payable as of June 30, 2016:

July 1, 2016 through December 31, 2016	$187,648
2017	397,266
2018	411,390
2019	2,236,514
2020	398,060
2021	16,314,484
Total	$19,945,362

Unsecured Credit Facility

On January 13, 2015, the Company (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). The line of credit was paid off in January 2016 and no amounts were drawn on the line after January 2016. The Company canceled its line of credit with Pacific Mercantile Bank in June 2016.

The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Mortgage notes payable
Interest expense (1)	$135,673	$21,611	$251,132	$50,567
Amortization of deferred financing costs	27,136	5,560	37,309	5,560
Unrealized loss on interest rate swaps (see Note 8)	253,873	-	576,175	-
Unsecured credit facility
Interest expense	45,524	5,949	39,779	16,414
Amortization of deferred financing costs	-	2,940	12,250	13,985
Sales deposit liability (See Note 5)	13,751	-	18,028	-
Total interest expense	$475,957	$36,060	$934,673	$86,526

(1)	Includes $132,921 and $238,559 for the three and six months ended June 30, 2016, respectively, of monthly payments to settle the Company’s interest rate swaps and $12,572 of accrued interest payable at June 30, 2016 representing the unsettled portion of the interest rate swaps for the period from the most recent settlement date through June 30, 2016.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

NOTE 8. INTEREST RATE SWAP DERIVATIVES

The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes.

The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate mortgage notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero.

During 2016, the Company (or wholly owned LLCs) entered into interest rate swap agreements with amortizing notational amounts relating to six of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	June 30, 2016
Derivative Instruments	Number of Instruments	Notional Amount (1)	Reference Rate as of 6/30/2016	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	6	$18,076,000	One-month LIBOR/Fixed at 1.21%-1.93%	3.47%	4.5 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $16,224,800.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheets as of June 30, 2016.

		June 30, 2016
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Interest rate swap derivatives, at fair value	6	$(576,175)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at June 30, 2016 were designated as hedging instruments, therefore the net realized loss recognized on interest rate swaps of $253,873 and $576,175 was recorded as an increase in interest expense for the three and six months ended June 30, 2016, respectively.

NOTE 9. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models, and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Cash and cash equivalents, cash held in escrow, distributions from limited partnerships, due from affiliates, purchase and other deposits, other assets, accounts payable, accrued expenses and other liabilities, sales deposit liability, share repurchase payable, and due to affiliates: These balances approximate their fair values due to the short maturities of these items.

Derivative Instruments: The Company’s derivative instruments are presented at fair value in the accompanying consolidated balance sheet. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

Unsecured Credit Facility: The fair value of the Company’s Unsecured Credit Facility approximates its carrying value as the interest rates and other terms are comparable to those available in the market place for a similar credit facility.

Mortgage Notes Payable: The fair value of the Company’s mortgage notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of June 30, 2016 and December 31, 2015:

June 30, 2016			December 31,2015
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$19,945,362	$19,329,122	$19,323,760	$6,255,981	$6,180,946	$6,006,589

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of June 30, 2016 and December 31, 2015 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

During the six months ended June 30, 2016, the Company measured the following assets and liabilities at fair value:

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivatives	$576,175	$-	$576,175	$-

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

NOTE 10. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the three and nine months ended June 30, 2016 and 2015 as well as the related amounts payable or receivable as of June 30, 2016 and December 31, 2015 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three months ended June 30, 2016	Six months ended June 30, 2016	June 30, 2016	June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2015		December 31, 2015	December 31, 2015
	Incurred		Receivable	Payable	Incurred			Receivable	Payable
Expensed:
Acquisition fees	$416,769	$511,508	$-	$105,859	$-	$	-*	$-	$-
Asset management fees	90,623	153,023	-	60,272	3,770		21,050		73,200
Disposition fees	30,000	30,000	-	-	-		-	-	-
Fees to affiliates	537,392	694,531			3,770		21,050

Property management fees **	1,063	2,125	-	2,125	1,371		2,743	-	5,486
Reimbursable organizational and offering expenses	681,430	1,202,565	-	281,891	213,666		268,104	8,662	-
Capitalized:
Financing coordination fees	112,630	180,760	-	137,800	-		-	-	42,960
Other:
Due to Advisor for costs advanced	398,170	351,115	-	199,085	-		-	-	47,055
Due to other -SSLFO(1)	-	-	-	100,477	-		-		100,477
Due from NNN (2)	95,730	95,730	95,730	-	-		-	-	-
	$1,826,415	$2,526,826	$95,730	$887,509	$218,807		$291,897	$8,662	$269,178

* In lieu of the REIT paying acquisition fees, the seller paid the acquisition fees through escrow.

** Property management fees are presented as “property expenses” in the condensed consolidated statement of operations

(1) These costs were incurred by SSLFO, an affiliate of the Sponsor, in connection with the organization and offering of the Company’s shares.

(2) These costs were incurred in connection with the potential acquisition of a property by the Company. The property was acquired by Rich Uncles NNN REIT, Inc.; therefore, the Company has a receivable from Rich Uncles NNN REIT, Inc.

Organizational and Offering Expenses

During the offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined by the Sponsor) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses related to the offering to the extent they exceed 3.0% of gross offering proceeds from the offering. As of June 30, 2016, the Sponsor has incurred organizational and offering expenses of $3,166,191, which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future sales of stock, including sales pursuant to the Plan, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain.

As of June 30, 2016 and December 31, 2015, the Company has reimbursed the Sponsor $1,963,053 and $1,051,341, respectively, for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through June 30, 2016 and December 31, 2015 was $2,245,244 and $1,042,678, respectively, of which $281,891 was payable at June 30, 2016 and $8,662 was receivable at December 31, 2015.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Acquisition Fees

The Company shall pay the Advisor a fee in an amount equal 3.0% of Company’s contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition costs shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.05% of the Company’s Average Invested Assets, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company shall pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing.

Property Management Fees

If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent trust managers) for the Company’s properties, then the Company shall pay to the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company shall pay to its Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our Advisor or its affiliates, the disposition fees paid to our Advisor, our Sponsor, their affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price.

Leasing Commission Fees

If the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the Company’s leasing of its properties to unaffiliated third parties, then the Company shall pay to the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission.

Other Operating Expense Reimbursement

Under the prospectus, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (2%/25% Limitation). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s conflicts committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including Asset Management Fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on its Sponsor and its Advisor for certain services that are essential to the Company, including the sale of the Company’s shares of common stock under the Plan, the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. The Company is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the unaudited condensed consolidated financial statements are issued.

Distributions

On July 20, 2016, the Company’s board of trust managers declared dividends based on daily record dates for the period March 1, 2016 through June 30, 2016 at a rate of $0.0020604 per share per day, or $1,140,295, on the outstanding shares of the Company’s common stock, which the Company paid on July 20, 2016. Of the $1,140,295 dividend, $823,794 was reinvested through the Company’s Plan.

On October 20, 2016, the Company’s board of trust managers declared dividends based on daily record dates for the period July 1, 2016 through September 30, 2016 at a rate of $0.0020380 per share per day, or $1,529,518, on the outstanding shares of the Company’s common stock, which the Company paid on October 20, 2016. Of the $1,529,518 dividend, $1,093,599 was reinvested through the Company’s Plan.

On January 20, 2017, the Company’s board of trust managers declared dividends based on daily record dates for the period October 1, 2016 through December 31, 2016 at a rate of $0.0020380 per share per day, or $1,548,589, on the outstanding shares of the Company’s common stock, which the Company paid on January 20, 2017. Of the $1,548,589 dividend, $1,092,631 was reinvested through the Company’s Plan.

On April 20, 2017, the Company’s board of trust managers declared dividends based on daily record dates for the period January 1, 2017 through March 31, 2017 at a rate of $0.0020833 per share per day, or $1,559,176, on the outstanding shares of the Company’s common stock, which the Company paid on April 20, 2017. Of the $1,559,176 dividend, $1,082,081 was reinvested through the Company’s Plan.

Acquisitions

On July 21, 2016, the Company acquired a parcel (Skypark Center) with two buildings; a 26,036 square foot office property leased to Solar Turbines Incorporated (“Solar Turbines”) and a 37,449 square foot office building leased to Amec Foster Wheeler Environment & Infrastructure, Inc. (“Amec Foster”) in San Diego, California. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the Solar Turbines property was $5,870,916 and the aggregate purchase price for the Amec Foster building was $6,182,935 plus acquisition and closing costs of $178,262.

On August 18, 2016, the Company acquired a 38,500 square foot industrial property (ITW) in El Dorado Hills, California. The property is leased to ITW Rippey Corporation. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the ITW property was $6,441,000 plus acquisition and closing costs of $155,114.

On November 15, 2016, the ITW Ripley, Solar Turbines, and Amec Foster buildings were contributed to a wholly-owned subsidiary.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2016

(unaudited)

On November 4, 2016, through a wholly owned subsidiary, the Company acquired a 9,288 square foot retail property in Big Spring, Texas, which it leases to DG Retail LLC (“DG - TX”). The lease is guaranteed by Dollar General Corporation. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the DG – TX property was $1,234,400 plus acquisition and closing costs of $40,205.

On December 1, 2016, through a wholly owned subsidiary, the Company acquired a 40,496 square foot office property in Rocklin, California, which it leases to The Gap, Inc., (“Gap”). The lease is guaranteed by The Gap Inc. The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the Gap property was $7,700,000 plus acquisition and closing costs of $186,820.

On December 23, 2016, through a wholly owned subsidiary, the Company acquired a 46,135 square foot office property in Carlsbad, California, which it leases to L-3 Communications Corporation (“L-3”). The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the L-3 property was $9,848,644 including acquisition and closing costs of $322,920.

On March 15, 2017, through a wholly owned subsidiary, the Company acquired a 106,592 square foot office property in Rancho Cordova, California, which it leases to Sutter Health (“Sutter”). The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the Sutter property was $27,000,000 plus acquisition and closing costs of $602,523.

On June 29, 2017, through a wholly owned subsidiary, the Company acquired a 14,490 square foot retail property in Santa Maria, California, which it leases to Walgreen Company, a subsidiary of Walgreens Boots Alliance (“Walgreens”). The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the Walgreens property was $5,125,000 plus acquisition and closing costs of $125,040. Proceeds from the sale of a Chevron in Rancho Cordova, CA through a 1031 exchange accommodation on April 28, 2017 were used to pay for $3,298,019 of the purchase price.

Debt Financing

On August 2, 2016, the Company obtained a $1,935,000 mortgage loan through a nonaffiliated lender. The loan is secured by the GSA (MSHA) property. The mortgage loan has a contractual interest rate of one-month LIBOR + 1.25% and an effective interest rate of 3.0% and matures on August 5, 2021.

On November 4, 2016, the Company obtained a $10,083,000 mortgage loan through a nonaffiliated lender. The loan is secured by the ITW, Solar Turbines, and Amec Foster Properties. The mortgage loan has a fixed interest rate of 3.35% and matures on November 1, 2026.

On December 2, 2016, the Company obtained a $5,425,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Pre K San Antonio property. The mortgage loan has a fixed interest rate of 4.25% per annum and matures on April 1, 2023.

On December 14, 2016, the Company obtained a $2,860,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Dinan property. The mortgage loan has a contractual interest of one-month LIBOR + 2.27% and an effective interest rate of 4.02% per annum and matures on January 2, 2022.

On December 22, 2016, the Company obtained a $3,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Gap property. The mortgage loan has a fixed interest rate of 4.15% per annum and matures on August 1, 2023.

On March 14, 2017, the Company obtained a $638,012 mortgage loan through a nonaffiliated lender. The loan is secured by the DG – TX property. The mortgage loan has a fixed interest rate of 4.69% per annum and matures on March 13, 2022.

On March 15, 2017, the Company obtained a $14,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Sutter property and was obtained concurrently with the purchase of the Sutter property. The mortgage loan has a fixed interest rate of 4.5% per annum and matures on March 9, 2024.

On March 28, 2017, the Company obtained a $5,527,600 mortgage loan through a nonaffiliated lender. The loan is secured by the L-3 property. The mortgage loan has a fixed interest rate of 4.5% per annum and matures on April 1, 2022.

Property Sale

On April 27, 2017, the Company sold the Chevron Gas Station property in Rancho Cordova, CA to a third party for $3,434,000 which was paid in cash. The Company will recognize a gain on this transaction of approximately $800,000 in the second quarter of 2017.

Repurchase of common stock

For the period from July 1, 2016 through July 13, 2017, the Company repurchased 466,618 shares for $4,666,178.

Legal Matters

The U.S. Securities and Exchange Commission (the “SEC”) is conducting an investigation related to the advertising and sale of securities by the Company in connection with the offering. The investigation is a non-public fact finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to the Company and the offering. The SEC’s investigation is ongoing. The Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s condensed consolidated Financial Statements and the Notes thereto contained in Part I of this Quarterly Report on Form 10-Q. See also “Forward Looking Statements” below. As used herein, “we,” “us,” and “our” refer to Rich Uncles Real Estate Investment Trust I.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of Rich Uncles Real Estate Investment Trust I (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	We may not be able to attain profitability.
•	Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to shareholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of the Company’s Report on Form 10, as amended, filed with the SEC on February 10, 2017, as amended, filed with the SEC on February 10, 2017.

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Management’s Overview

We were formed on March 7, 2012 as a California unincorporated association, under the laws of the State of California, and is treated as a REIT. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants in common, co-tenancies or other co-ownership arrangements with other owners of Properties, affiliates of our advisor or other persons.

We elected to be taxed as a REIT for U.S. for federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax on the income that we distribute to our shareholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our shareholders. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an Advisory Agreement with Rich Uncles LLC which manages our operations and will manage our portfolio of core real estate Properties and real estate related assets. Rich Uncles LLC is paid certain fees as set forth in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register its common stock under the Securities Exchange Act of 1934, as amended. The Form 10 registration statement became effective on May 29, 2016.

The Company ceased its offering on July 20, 2016 with the exception of shares sold as distribution reinvestments pursuant to the Plan.

As of July 13, 2017, we had sold 8,737,450 shares of common stock for gross offering proceeds for $87,374,496.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect to use substantially all of the net proceeds from the offering to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size, and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interest in entities that own and operate real estate. We will make acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants in common, co-tenancies, or other co-ownership agreements with other owners of properties, affiliates of our advisor or other persons.

Our investment objectives and policies may be amended or changed at any time by our board of trust managers. Although we have no plans at this time to change any of our investment objectives, our board of trust managers may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interest of our shareholders.

Rich Uncles LLC will make recommendations on all investments to our board of trust managers. All proposed real estate investments must be approved by at least a majority of our board of trust managers subject to guidelines established by our board of trust managers which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

As of June 30, 2016, the Company owned fourteen properties in three states consisting of retail, office and industrial properties. The net book value of these investments at June 30, 2016 was $68,224,503.

The Company

We are a publicly registered, non-exchange traded company dedicated to providing shareholders with dependable quarterly dividends. The Company believes it is qualified and operates as a real estate investment trust, or REIT, which requires it to annually distribute at least 90% of its taxable income (excluding net capital gains) in the form of dividends to its shareholders. The Company’s quarterly dividends are supported by the cash flow generated from real estate owned under long-term, net lease agreements with local, regional, and national commercial tenants.

At July 13, 2017, we owned a diversified portfolio:

•

Of 20 properties, ten properties are retail properties which represent 33% of the portfolio, seven properties are office properties which represent 55% of the portfolio, and of which three properties are industrial property which represents 12% of the portfolio (expressed as a percentage of net rental revenue);

•	Fully leased with an occupancy rate of 100.0%;

•	Leased to twenty-one different commercial tenants doing business in three separate property types;

•	Located in three states;

•	With approximately 600,000 square feet of aggregate leasable space of which approximately 170,000 square feet per retail property, approximately 288,000 square feet per office property, and 142,000 square feet per industrial property;

•	With an average leasable space per property of approximately 30,000 square feet and

•	With a balance of outstanding debt of approximately $64 million.

Of the 20 properties in the portfolio, 19, or 95%, are single-tenant properties. At July 13, 2017, all 20 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.7 years, based on rental income.

Investment Strategy

Our investment strategy is to primarily acquire single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. Our ideal portfolio is comprised of a mix of office, industrial and retail property types, with greater than 50% of our real estate leased to investment grade tenants as determined by one of the big three credit rating agencies (Standard & Poor’s, Moody’s or Fitch Group). When identifying new properties for investment, we generally focus on acquiring high-quality real estate that tenants consider important to the successful operation of their business. We generally seek to acquire real estate that has the following characteristics:

•	Properties that are freestanding, and commercially zoned with a single tenant;

•	Properties that are located in significant markets, which markets are identified and ranked based on several key demographic and real estate specific metrics such as population growth, income, unemployment, job growth, GDP growth, rent growth, and vacancy rates;

•	No more than 20% of the properties to be located outside of California;

•	Properties that are located in strategic locations critical to generating revenue for the tenants that occupy them (i.e., the tenants need the properties in which they operate in order to conduct their businesses);

•	Properties that are located within attractive demographic areas relative to the business of our tenants and are generally fungible and have good visibility and easy access to major thoroughfares;

•	Properties with rental or lease payments that approximate or are lower than market rents; and

•	Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Note 1 to the unaudited condensed Consolidated Financial Statements for further information on our business and organization.

Liquidity and Capital Resources

The Company’s proceeds from shares sold have been, and will continue to be, primarily for (i) property acquisitions; (ii) capital expenditures; and (iii) payment of principal on our outstanding mortgage indebtedness. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares or from debt proceeds.

At June 30, 2016, the outstanding principal balance of the Company’s mortgage notes payable was $19,945,362. See Note 7 to the unaudited condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness.

Portfolio Information

Our real estate investments were as follows:

	As of
	June 30, 2016	December 31, 2015	June 30, 2015
Number of Properties:
Retail	10	7	3
Office	2	1	-
Industrial	2	1	-
Total	14	9	3

Leasable Square Feet:
Retail	163,048	63,456	10,094
Office	20,800	20,800	-
Industrial	103,296	76,000	-
Total	287,144	160,256	10,094

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30:

	2016	2015
Net cash provided by operating activities	$1,347,095	$468,575
Net cash used in investing activities	$(25,332,530)	$(5,422,692)
Net cash provided by financing activities	$44,143,796	$8,565,241

Cash Flows from Operating Activities

As of June 30, 2016 and 2015, we owned fourteen and three properties, respectively. The acquisition of the eleven properties, as well as owning the two properties acquired during the six months ended June 30, 2015 for the entire six month period, significantly contributed to the increase in net cash provided by operating activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2016, five properties were acquired for $24,255,037. During the six months ended, June 30, 2015, two properties were acquired for $4,458,792. In addition, refundable purchase deposits of $1,826,480 and $800,000 were made during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the distributions from sale proceeds from limited partnerships was $1,230,858 and $0, respectively.

Cash Flows from Financing Activities

During the six months ended June 30, 2016 and 2015, the proceeds from mortgage notes payable were $13,780,000 and $0, respectively. During the six months ended June 30, 2016 and 2015, principal payments on mortgage notes payable were $89,143, and $19,292, respectively. During the six months ended June 30, 2016 and 2015, the payments on the unsecured credit facility were $8,044,432 and $0, respectively. During the six months ended June 30, 2016 and 2015, payments of deferred financing costs were $499,235 and $0, respectively. During the six months ended June 30, 2016, $1,000,000 was received from the transfer of a 29.86% interest in the Chevron Gas Station property in Roseville, CA. During the six months ended June 30, 2016 and 2015, the proceeds from the issuance of common stock was $39,074,619 and $8,917,754, respectively. During the six months ended June 30, 2016 and 2015, organization and offering costs were $990,600 and $268,104, respectively. During the six months ended June 30, 2016 and 2015, the cash used to repurchase common stock was $1,158,644 and $11,000, respectively. During the six months ended June 30, 2016 and 2015, cash distributions paid to common shareholders were $374,769 and $54,117, respectively. During the six months ended June 30, 2016 and 2015, the proceeds received from cash in escrow related to mortgage notes payable were $1,446,000 and $0, respectively.

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, and other investments will be funded by equity and bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expense and distributions will generally be funded by internally generated funds. If available, future sources of capital include secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Our results of operations through June 30, 2016 are not indicative of those expected in future periods.

The Company owned nine properties at December 31, 2015. The Company acquired two properties in March 2016, two properties in April 2016, and one property in June 2016. We expect that rental income, tenant recoveries, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the five Properties acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.

Comparison of the Three and Six Months ended June 30, 2016 to the Three and Six Months ended June 30, 2015

Rental Income

Rental income for the three and six months ended June 30, 2016 was $1,267,927 and $2,041,403, respectively, and $167,914 and $291,060 for the three and six months ended June 30, 2015, respectively. The annualized rental income of the properties owned as of June 30, 2016 was $4,796,602.

Tenant Recoveries

Tenant recoveries for the three and six months ended June 30, 2016 were $172,530 and $203,956, respectively, and was for the three and six months ended June 30, 2015, $1,000 and $1,000, respectively. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Acquisition fees to affiliate for the three and six months ended June 30, 2016 and 2015 were $416,769 and $511,508 respectively. There were no acquisition fees to affiliates in 2015.

Asset management fees to affiliate for the three and six months ended June 30, 2016 were $90,623 and $153,023, respectively, and $3,770 and $21,050 for the three and six months ended June 30, 2015, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Disposition fees to affiliate for the three and six months ended June 30, 2016 were $30,000 and $30,000, respectively. There were no disposition fees to affiliate in 2015.

Property management fees to affiliate for the three and six months ended June 30, 2016 were $1,063 and $2,125, respectively and for the three and six months ended June 30, 2015, were $1,371 and $2,743, respectively.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2016 were $869,987 and $1,534,390, respectively and for the three and six months ended June 30, 2016 were $224,708 and $553,930, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2016 was $591,317 and $1,148,631, respectively, and for the three and six months ended June 30, 2015, was $102,890 and $191,904. The purchase price of the acquired Properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was $475,957 and $934,673, respectively and for the three and six months ended June 30, 2015 was $36,060 and $86,526, respectively. Interest expense related to mortgage notes payable was $135,673 and $251,132 for the three and six months ended June 30, 2016, respectively and was $21,611 and $50,567 for the three and six months ended June 30, 2015, respectively. Interest expense related to the unsecured credit agreement was $45,524 and $39,779 for the three and six months ended June 30, 2016 respectively, and $5,949 and $16,414 for the three and six months ended June 30, 2015, respectively. Also included in interest expense was $27,136 and $49,559 for the three and six months ended June 30, 2016, respectively, and $8,500 and $19,545 for the three and six months ended June 30, 2015, respectively, of amortization of deferred financing costs.

Also included in interest expense is $253,873 and $576,175 for the three and six months ended June 30, 2016, respectively, due to unrealized loss on interest rate swaps. In addition, interest expense of $13,751 and $18,028 for the three and six months ended June 30, 2016 relate to the tenant in common sales deposit liability.

Property Expenses

Property expenses for the three and six months ended June 30, 2016 were $206,505 and $257,956, respectively and for the three and six months ended June 30, 2015, were $19,831 and $28,468, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Pronouncements

See Note 2 to the Notes to the unaudited condensed Consolidated Financial Statements.

Organizational and Offering Costs

Our organizational and offering costs are paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the offering. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the offering, we are obligated to reimburse our Sponsor for organizational and offering costs related to the offering paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the offering as of the date of the reimbursement.

As of June 30, 2016, the Company had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of June 30, 2016 other than to the extent of 3% of the gross offering proceeds. Through June 30, 2016, our Sponsor had incurred organizational and offering costs on our behalf in connection with our offering of $3,166,191. As of June 30, 2016, the Company had recorded $2,245,244 of organizational and offering costs, of which $281,891 was payable to the Sponsor.

See Note 10 to the unaudited condensed Consolidated Financial Statements for additional information.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we may not pay dividends from our cash flow from operating activities, in which case dividends may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. To date, the sources of cash used to pay our dividends have been from net rental income received.

Dividends declared, dividends paid and cash flow provided by operations were as follows:

			Dividends paid
Period	Dividends declared	Dividends declared per share	Cash	Reinvested	Cash flows (used in) provided by operating activities (1)
First Quarter 2015	34,484	$0.1875	15,427	19,057	92,738
Second Quarter 2015	76,105	$0.1875	38,690	37,415	250,244
Third Quarter 2015	156,885	$0.1875	39,706	117,180	144,802
Fourth Quarter 2015	306,734	$0.1875	64,616	242,118	112,950
First Quarter 2016	549,468	$0.1875	146,053	403,415	544,548
Second Quarter 2016	813,211	$0.1875	233,886	579,325	802,547
Totals	$1,936,887	$1.1250	$538,378	$1,398,510	$1,947,829

(1)	Since dividends are declared after the end of a quarter, the cash flows (used in) provided by operating activities in this column are for the quarter of the distribution period rather than the quarter for which distributions were declared.

Dividends are paid on a quarterly basis. In general, distributions for record dates as of the end of a given quarter are paid on or about the 20th of the first month following the quarter. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
October 1 - December 31, 2013	0.002038	January 20, 2014	January 20, 2014
January 1 - March 30, 2014	0.002083	April 20, 2014	April 20, 2014
April 1 - June 30, 2014	0.002060	July 20, 2014	July 20, 2014
July 1 - September 30, 2014	0.002060	October 20, 2014	October 20, 2014
October 1 - December 31, 2014	0.002038	January 20, 2015	January 20, 2015
January 1 - March 30, 2015	0.002060	April 20, 2015	April 20, 2015
April 1 - June 30, 2015	0.002060	July 20, 2015	July 20, 2015
July 1 - September 30, 2015	0.002060	October 20, 2015	October 20, 2015
October 1 - December 31, 2015	0.002038	January 20, 2016	January 20, 2016
January 1 - March 30, 2016	0.002083	April 20, 2016	April 20, 2016
April 1 - June 30, 2016	0.002060	July 20, 2016	July 20, 2016

Going forward, we expect our board of trust managers to continue to declare cash distributions based on daily record dates and to pay these distributions on a quarterly basis, and to continue to declare distributions based on a single record date as of the end of the quarter, and to pay these distributions on a quarterly basis. Cash distributions will be determined by our board of trust managers based on our financial condition and such other factors as our board of trust managers deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our shareholders other than as necessary to meet REIT qualification requirements.

To date, the sources of cash used to pay our shareholder distributions have been from net rental income received.

Properties

As of June 30, 2016, we owned fourteen properties encompassing approximately 287,144 rentable square feet in three states. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. More detail about our properties can be found in Note 4 to the unaudited condensed Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although commercial property construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values.

Election as a REIT

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. beginning with the taxable year ended December 31, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our shareholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our shareholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our shareholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2015 audited consolidated financial statements included in our Form 10, as amended, filed with the SEC on February 10, 2017. There have been no significant changes to our policies during 2016, except as disclosed in Note 2 of the Notes to the unaudited condensed Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Investments

Real Estate Acquisition Valuation

The Company records acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, the Company records the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. Transaction costs that are related to a business combination are charged to expense as incurred. Transaction costs that are related to an asset acquisition are capitalized as incurred.

The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining noncancelable terms of the respective lease, including any below-market renewal periods.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.

The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining noncancelable term of the respective lease.

Estimates of the fair values of the tangible assets, identifiable intangibles, and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income (loss).

Revenue Recognition

The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of such amounts is reasonable assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;
•	whether the amount of a tenant improvement allowance is in excess of market rates;
•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•	whether the tenant improvements are expected to have any residual value at the end of the lease.

Tenant reimbursements of real estate taxes, insurance, repairs and maintenance, and other operating expenses are recognized as revenue in the period the expenses are incurred and presented gross if the Company is the primary obligor and, with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the associated credit risk.

Fair Value of Financial Instruments

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal or external valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. See Note 11 to the unaudited condensed Consolidated Financial Statements for further detail.

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 10 to the unaudited condensed Consolidated Financial Statements and the Company’s Report on Form 10, as amended, filed with the SEC on February 10, 2017 for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to June 30, 2016 through the filing date of this Quarterly Report on Form 10-Q. See Note 12 to the unaudited condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable as the Company is a Smaller Reporting Company.

PART I – FINANCIAL INFORMATION (continued)

ITEM 4. Controls and Procedures

As of the filing date of this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive office and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the valuation, our principal executive office and principal officer concluded that the disclosure controls and procedures were not effective as of June 30, 2016 because material weaknesses in our internal control over financial reporting existed as further described below.

Notwithstanding the existence of the material weaknesses in internal control over financial reporting, we believe that our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, our condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2016 and our condensed consolidated statement of cash flows for the six months ended June 30, 2016 and 2015 included in this Quarterly Reports on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with generally accepted accounting principles in the United States.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of June 30, 2016. In connection with the preparation of our unaudited consolidated financial statements, material weaknesses in our internal control over financial reporting were identified. The material weaknesses relate to (1) lack of sufficient qualified resources to be able to produce accurate and complete financial statements and disclosures in a timely manner and (2) lack of established processes related to the preparation and review of analyses and reconciliations necessary to execute a timely close resulting in accurate financial information. The material weaknesses resulted in the recording of certain adjustments for the six months ended June 30, 2016.

Remediation Plan

Management, and our Board of Trust Managers are committed to remediating the material weaknesses through hiring additional qualified resources, continued training of personnel, improving the structure and timeliness of our accounting close process and continuing to enhance our financial review controls. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control described above. Specifically:

-Management has begun an evaluation of the resources required to be able to produce accurate and complete financial statements and disclosures in a timely manner.

-Management has begun to establish processes related to the preparation and review of analyses and reconciliations necessary to execute a timely financial close resulting in accurate financial information.

We intend to execute our remediation plan as soon as feasible. We will test the effectiveness of the new controls and after they operate effectively for a sufficient period of time, we will consider the material weaknesses remediated. There is no assurance, however, that the new controls will remediate the material weaknesses or ensure that the Company’s internal control over financial reporting will be effective in the future. If we are unable to remediate these material weaknesses, we may not be able to timely file our periodic reports with the SEC which will have a material adverse effect on our ability to provide accurate financial information.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

The information disclosed under Legal Matters in Notes 11 and 12 to the unaudited condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.      Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Item 1A of our December 31, 2015 audited financial statements included in our Form 10, as amended, filed with the SEC on February 10, 2017, except as noted below.

PART II – FINANCIAL INFORMATION (continued)

We have only a limited prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We have only a limited operating history, and the past performance of other real estate investment programs sponsored by affiliates of our Sponsor should not be relied upon to predict our future results. We were formed as an unincorporated association in the State of California on March 7, 2012. As of June 30, 2016, we have only acquired 14 properties, as described in Item 2. Properties of our Form 10, as amended, filed with the SEC on February 10, 2017. Therefore, we have limited operations and limited independent financing. The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be indicative of our future results.

Our prospects should be considered in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the “Rich Uncles Real Estate Investment Trust I” name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our shareholders to lose some or all of their investment in us.

The SEC’s ongoing investigation may require significant Advisor management time and attention, result in significant legal expenses or damages and could adversely affect our business, financial condition and results of operations.

The SEC is conducting an investigation related to the advertising and sale of securities by the Company in connection with the Offering. The investigation is a non-public fact finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain associates have received and responded to subpoenas from the SEC requesting various documents and other documents related to the Company and the Offering. We have cooperated and intend to continue to cooperate with the SEC in this matter.

The SEC’s investigation is ongoing, and we are presently unable to predict its duration, scope or results, or whether the SEC will commence any legal actions or launch additional investigations, inquiries or other actions related thereto. The SEC’s investigation could require significant attention from members of our Advisor’s senior management. Legal and other expenses we expect to incur in connection with the SEC’s investigation could become significant. If the SEC or another governmental entity were to commence legal action against us, we could be required to pay significant fines and could become subject to injunctions, a cease and desist order or other equitable remedies, which could have a material adverse effect on our business, financial condition and results of operations.

PART II – FINANCIAL INFORMATION (continued)

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

The offering commenced on March 7, 2012 and terminated on July 20, 2016 with the exception of shares to be sold pursuant to the Plan.

As of June 30, 2016, we had sold 7,484,146 shares of common stock in the offering for gross proceeds of $74,841,457, including 140,207 shares of common stock under the Plan for gross offering proceeds of $1,402,066. See Note 10 to the Notes to the unaudited condensed Consolidated Financial Statements for information regarding certain reimbursements paid to our Sponsor and our Advisor.

Net proceeds available for investment after the payment of the costs described above were approximately $72,596,213. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $70,036,145 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

During the six months ended June 30, 2016, we fulfilled repurchase requests and repurchased shares pursuant to our share repurchase program as follows:

(1)	We generally repurchase shares approximately 15 days following the end of the applicable quarter in which requests were received.

(2)	The share repurchase program is funded by and limited to proceeds realized from our sale of shares under the Plan. The maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares in the prior twelve months less the amounts repurchased during same twelve month period. The dollar value is as of the last day of the quarter presented. The dollar amount is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months reduced by the number of shares already repurchased multiplied by (2) the a per share price in cash equal to the lesser of (i) the net asset value per share, as calculated and published by our Advisor and (ii) the per share price paid for the shares by the redeeming shareholder. Furthermore, once the Company has published its NAV, the NAV per share is to be used in the calculation in place of the per share offering price. If the Company determines that sufficient funds aren’t available to fund the share repurchase program, it has the ability to repurchase the number of shares that it believes it has sufficient funds to repurchase. In addition, the Company’s board of trust managers may amend, suspend or terminate the share repurchase program without shareholder approval upon 30 days’ notice. The Company’s board of trust managers may amend, suspend, or terminate the share repurchase program due to changes in law or regulation, or if the board of trust managers becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.

We currently intend to determine our NAV and NAV per share annually in January of each year as of December 31 of the prior year, beginning in January 2018 and calculated as of December 31, 2017. In addition, we may update our NAV at any time between our annual calculations of NAV to reflect significant events that we have determined have had a material impact on NAV. We will report the NAV per share of our common stock (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate written notice to the shareholders. We will also provide information about our NAV per share on our website (such information may be provided by means of a link to our public filings on the SEC’s website, www.sec.gov) and on our toll-free information line: (1-855-742-4862). In the event that our NAV and NAV per share change during the year, we will publish our new NAV per share no later than ten business days prior to the second-to-last business day of the month in which such adjustment occurs.

PART II – FINANCIAL INFORMATION (continued)

Item 3.         Defaults Upon Senior Securities

No events occurred during the six months ended June 30, 2016 that would require a response to this item.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

No events occurred during the six months ended June 30, 2016 that would require a response to this item.

Item 6.        Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Uncles Real Estate Investment Trust I
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer

By:	/s/ JEAN HO
Name:	Jean Ho
Title:	Chief Financial Officer (principal financial officer and accounting officer)

Date: July 14, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1*	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I
3.2*	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I
3.3*	Bylaws
4.1*	Form of Subscription Agreement for Shares of Rich Uncles Real Estate Investment Trust I
4.2*	Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan
4.3*	First Amendment of Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan
10.1*	Amended and Restated Advisory Agreement dated as of March 8, 2012 by and between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC
10.2*	Indemnification Agreement dated February 7, 2017 between Rich Uncles Real Estate Investment Trust I, its Trust managers and Executive Officers, and Rich Uncles, LLC
10.3*	Non-Solicitation Agreement dated February 8, 2017 between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC
31.1**	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Previously filed.
**	Filed herewith.
***	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

