Form 10-Q
period 2016-09-30
Rich Uncles Real Estate Investment Trust I
filed 2017-07-14
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Explanatory Note

Rich Uncles Real Estate Investment Trust I (the Company) is restating its audited consolidated financial statements as of December 31, 2015 and for the year then ended (the December 31, 2015 Financial Statements). The December 31, 2015 Financial Statements were filed with the Company’s Form 10 on April 29, 2016. No financial statements of any 2015 interim period have been filed with the SEC. The Company is also restating its unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months then ended (the September 30, 2016 Financial Statements). The Company’s September 30, 2016 Financial Statements were filed with Amendment No. 2 to the Company’s Form 10 on November 23, 2016. On July 13, 2017, the Company’s board of trust managers concluded that the December 31, 2015 Financial Statements and the September 30, 2016 Financial Statements should no longer be relied upon because of errors in such financial statements. Since this Form 10-Q, the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes the audited restated December 31, 2015 Financial Statements, are being filed within four business days after the conclusion that the December 31, 2015 Financial Statements and the September 30, 2016 Financial Statements should not be relied upon, the Company was not required to file a Current Report on Form 8-K.

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

The restatement of the September 30, 2016 Financial Statements corrects errors resulted from recognizing as a sale a transaction that the buyer has a right to put their tenant in common interest in the property back to the Company, not recording interest rate swaps as derivative instruments, business combinations being accounted for as asset acquisitions, in addition to the errors corrected in the restatement of the December 31, 2015 Financial Statements. The Company also adjusted the preliminary purchase price allocations of business combinations completed on or before September 30, 2016. In addition, at the time the September 30, 2016 Financial Statements were prepared, the Company was not aware that its Form 10 registration statement was effective and accordingly had not considered the SEC’s regulation limiting the maximum amount of shares that can be purchased to 5% of the weighted outstanding shares for the past twelve months. No financial statements of any other interim period, including for the three and nine months ended September 30, 2015 have been filed with the SEC.

The cumulative impact of the adjustments, which were all non-cash adjustments, to correct the errors in the December 31, 2015 Financial Statements was a decrease in total shareholders’ equity of $448,132. We recognized the cumulative effect of the economic periods prior to those that are presented herein by increasing total shareholders’ equity by $445,022 as of January 1, 2015.

The cumulative impact of adjustments, which were all non-cash adjustments, to correct the errors in the September 30, 2016 Financial Statements was a decrease in total shareholders’ equity of $4,593,930. The increase (decrease) in the net loss for the three and nine months ended September 30, 2016 was $(149,548) and $1,928,697, respectively.

This Form 10-Q includes the restated December 31, 2015 balance sheet. For a more detailed description of the errors, see Note 3 to the accompanying condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

SEPTEMBER 30, 2016

INDEX

PART I -	FINANCIAL INFORMATION		3

	Item 1.	Unaudited Condensed Consolidated Financial Statements	3

		Condensed Consolidated Balance Sheets – September 30, 2016 (Restated) and December 31, 2015 (Restated)	3

		Condensed Consolidated Statements of Operations - Three Months Ended September 30, 2016 (Restated) and 2015 and Nine Months Ended September 30, 2016 (Restated) and 2015	4

		Condensed Consolidated Statement of Shareholders’ Equity –Nine Months Ended September 30, 2016 (Restated)	5

		Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 (Restated) and 2015	6

		Notes to the Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	40

PART II -	OTHER INFORMATION		40

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 3.	Defaults upon Senior Securities	43

	Item 4.	Mine Safety Disclosures	43

	Item 5.	Other Information	43

	Item 6.	Exhibits	43

SIGNATURES			43

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2016 (Restated)	December 31, 2015 (Restated)

ASSETS
Real estate investments:
Land	$23,234,397	$12,800,088
Buildings and improvements	57,811,683	25,652,422
Tenant origination and absorption costs	7,629,436	2,894,046
Total real estate investments, cost	88,675,516	41,346,556
Accumulated depreciation and amortization	(2,756,977)	(713,268)
Total real estate investments, net	85,918,539	40,633,288
Cash and cash equivalents	15,667,126	2,102,868
Cash held in escrow	-	4,296,000
Above-market leases, net	255,559	272,335
Distributions receivable from limited partnerships (Note 6)	-	1,252,051
Due from affiliates	32,923	8,662
Purchase and other deposits	1,046,000	217,000
Other assets	602,355	137,151
TOTAL ASSETS	$103,522,502	$48,919,355

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable, net	$21,046,488	$6,197,946
Unsecured credit facility, net	-	8,032,181
Accounts payable, accrued expenses and other liabilities	979,196	507,314
Sales deposit liability (Note 5)	1,000,000	-
Share repurchase payable	857,901	261,312
Below-market lease, net	3,758,535	770,685
Due to affiliates	474,028	269,178
Interest rate swap derivatives	462,557	-
TOTAL LIABILITIES	28,578,705	16,038,616

Redeemable common stock	1,116,077	-

Common stock $0.01 par value, 10,000,000, shares authorized, 8,220,835 shares issued and outstanding as of September 30, 2016 and 3,452,384 shares issued and outstanding as of December 31, 2015	82,209	34,524
Additional paid-in-capital	80,201,826	34,277,669
Cumulative distributions and net losses	(6,456,315)	(1,431,454)
TOTAL SHAREHOLDERS' EQUITY	73,827,719	32,880,739

Commitments and contingencies (Note 11)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$103,522,502	$48,919,355

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Revenue:
Rental income	$1,745,456	$227,011	$3,786,860	$518,072
Tenant recoveries	172,433	1,003	376,389	2,003
Total revenue	1,917,889	228,014	4,163,249	520,075

Expenses:
Fees to affiliates (Note 10)	385,260	16,326	1,078,886	35,349
General and administrative	349,504	195,218	1,884,801	751,174
Depreciation and amortization	945,335	138,327	2,093,966	330,232
Interest expense	124,606	33,444	1,059,278	119,969
Property expenses	174,528	17,229	432,484	45,697
Acquisition costs	59,600	-	135,822	-
Total expenses	2,038,833	400,544	6,685,237	1,282,421

Other income:
Interest income	70	-	121	55
Other non-operating income	-	22,129	-	53,863
Total other income	70	22,129	121	53,917

Net loss	$(120,874)	$(150,401)	$(2,521,867)	$(708,429)

Net loss per share, basic and diluted	$(0.01)	$(0.09)	$(0.41)	$(0.66)

Weighted-average number of common shares outstanding, basic and diluted	8,123,880	1,681,624	6,166,637	1,066,683

Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statement of Shareholders' Equity

For the nine months ended September 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Cumulative Distributions and Net	Total Shareholders'
	Shares	Amount	Capital	Losses	Equity
Balance, December 31, 2015 (Restated)	3,452,384	$34,524	$34,277,669	$(1,431,454)	$32,880,739

Issuance of common stock (Restated)	4,940,625	49,406	49,356,840	-	49,406,246
Dividends declared (Restated)	-	-	-	(2,502,994)	(2,502,994)
Common stock awarded for services (Restated)	5,743	57	57,374	-	57,431
Repurchase of common stock (Restated)	(177,916)	(1,779)	(1,777,384)	-	(1,779,163)
Net loss (Restated)	-	-	-	(2,521,867)	(2,521,867)
Transfers to redeemable common stock (Restated)			(1,712,673)	-	(1,712,673)

Balance, September 30, 2016 (Restated)	8,220,835	$82,209	$80,201,826	$(6,456,315)	$73,827,719

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016 (Restated)	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,521,867)	$(708,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,093,966	330,232
Common stock awarded for services	57,431	-
Straight-line rents	(386,750)	(14,550)
Amortization of deferred financing costs	88,371	16,953
Amortization of above-market lease	16,776	-
Amortization of below-market leases	(310,262)	(11,887)
Distributions from earnings in limited partnerships	21,193	-
Unrealized losses on interest rate swaps	462,557	-
Expensed organization and offering costs	1,562,602	840,161
Expensed acquisition fees and costs	913,689	-
Changes in operating assets and liabilities:
Due from affiliate	-	(3,100)
Other assets	(111,977)	(1,968)
Accounts payable, accrued expenses and other liabilities	471,881	17,528
Due to affiliates	(55,368)	22,844
Net cash provided by operating activities	2,302,242	487,784

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(39,231,597)	(10,219,952)
Payment of acquisition fees and costs	(880,766)	-
Refundable purchase deposits and other acquisition costs	(5,655,250)	(2,100,000)
Distributions of sales proceeds from limited partnerships	1,230,858	-
Website development and trademark	-	(152,131)
Net cash used in investing activities	(44,536,755)	(12,472,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage note payable	15,715,000	-
Cash held in escrow from mortgage financing	4,296,000	-
Principal payments on mortgage note payable	(182,427)	(27,712)
Borrowings on unsecured credit facility	-	4,580,000
Repayments of unsecured credit facility	(8,044,432)	(4,580,000)
Payment of deferred financing costs	(665,046)	(8,500)
Proceeds from sale of an interest in real property recorded as a financing transaction	1,000,000	-
Proceeds from issuance of common stock	47,599,714	19,057,570
Payment of organization and offering costs	(1,444,407)	(538,428)
Repurchase of common stock	(1,779,170)	(173,014)
Dividends paid to common shareholders	(696,461)	(93,823)
Net cash provided by financing activities	55,798,771	18,216,094

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,564,258	6,231,795

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,102,868	200,403

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,667,126	$6,432,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$431,859	$110,474

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Transfers to redeemable common stock	$1,712,673	$-
Increase in share redemptions payable	$596,588	$-
Reinvested dividends from common shareholders	$1,806,488	$173,651
Purchase deposits applied to acquisition of real estate	$4,809,250	$1,400,000
Security deposits assumed and prorations from acquisitions	$290,751	$281,817

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles Real Estate Investment Trust I (the “Company”) was formed on March 7, 2012. The Company is an unincorporated association under the laws of the State of California and is treated as a real estate investment trust (“REIT”).

From April 2012 until July 20, 2016 (“Termination Date”), the Company was engaged in an offering of its shares of common stock. The offering was made to California-only investors and was, therefore exempt from registration under the Securities Act of 1933, as amended. The Company continues to sell its shares to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”). The number of shares authorized for issuance under the Company’s Plan is 3,000,000. The offering includes the sale of shares to investors and the sale of shares pursuant to the Plan.

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

The Company is externally managed by its advisor and sponsor, Rich Uncles, LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer, Howard Makler, and Ray Wirta. Rich Uncles, LLC is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. The current term of the Advisory Agreement ends on March 8, 2018. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor may terminate the Advisory Agreement for any reason and without penalty upon 60 days’ written notice; and we may terminate the Advisory Agreement for cause as defined in the Advisory Agreement. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the Offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Advisor Agreement is terminable by a majority of the Company’s independent Board of Trustees or the Advisor on 60 days’ written notice with or without cause. The Sponsor also serves as the sponsor for Rich Uncles NNN REIT, Inc.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2014.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2015 audited financial statements included in our Form 10, as amended, filed with the SEC on February 10, 2017.

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

September 30, 2016

(unaudited)

Other Comprehensive Income

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

September 30, 2016

(unaudited)

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

Impairment of Real Estate and Related Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As of September 30, 2016 and 2015, the Company did not record any impairment charges related to its real estate investments.

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

September 30, 2016

(unaudited)

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

Advertising Costs

Advertising costs relating to the Offering are expensed as incurred. Advertising costs expensed were $280,468 and $307,710 for the three months ended September 30, 2016 and 2015, respectively and $1,483,033 and $840,161 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are reimbursements to the Advisor for organization and offering costs that they incurred on the Company’s behalf, see Note 10.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Segments

At September 30, 2016, with one exception, the Company was invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of September 30, 2016 and December 31, 2015, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the three and six months periods ended September 30, 2016 and 2015.

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

September 30, 2016

(unaudited)

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

NOTE 3. RESTATEMENTS

Restatement of December 31, 2015 Financial Statements

In connection with the preparation of its June 30, 2016 consolidated financial statements, the Company identified and corrected several errors that where primarily related to business combinations being accounted for as asset acquisitions, accruing dividends before their declaration date, accruing organization and offering costs in excess of the 3% limit, presenting discontinued operations when there was not a strategic shift, and recording share repurchases payable. The Company also retrospectively adopted two new accounting standards that have impacted the restated December 31, 2015 financial statements. As a result of adopting ASU 2015-03 on January 1, 2016, the Company reclassified deferred financing costs, net, as a reduction of debt rather than as an asset. As a result of adopting ASU 2016-15 on October 1, 2016, the Company classified organizational and offering costs as financing activities and acquisition fees and costs as investing activities.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Restatement of September 30, 2015 Financial Statements

The restatement of the September 30, 2016 Financial Statements corrects errors resulting from recognizing as a sale a transaction that the buyer has a right to put their tenant in common interest in the property back to the Company, not recording interest rate swaps as derivate instruments, business combinations being accounted for as asset acquisitions in addition to the errors corrected in the restatement of the December 31, 2015 Financial Statements. The Company also adjusted the preliminary purchase price allocations of business combinations completed on or before September 30, 2016. In addition, at the time the September 30, 2016 Financial Statements were prepared, the Company was not aware that its Form 10 registration statement was effective and accordingly had not considered the SEC’s regulation limiting the maximum amount of shares that can be repurchased to 5% of the weighted outstanding shares for the past twelve months. No financial statements of any other interim period, including for the three and nine months ended September 30, 2015 have been file with the SEC.

The impact of the restatement to certain captions in the September 30, 2016 consolidated financial statements is as follows:

	As Previously Reported	Restated
Balance Sheet

Total real estate investments, net	$88,061,495	$85,918,539
Below-market leases, net	(3,803,942)	-
All other assets	16,641,609	17,603,963
Total assets	$100,899,162	$103,522,502

Below-market leases, net	-	3,758,535
Sales deposit liability	-	1,000,000
Derivatives liability	-	462,557
All other liabilities	23,341,343	23,357,613
Total liabilities	23,341,343	28,578,705

Redeemable common stock	-	1,116,077

Common stock	84,218	82,209
Additional paid-in capital	84,131,172	80,201,826
Shareholders' distributions	(3,176,034)	-
Treasury stock	(2,011,269)	-
Cumulative distributions and net losses	(1,470,269)	(6,456,315)
Total stockholders’ equity	77,557,818	73,827,719

Total liabilities and shareholders' equity	$100,899,162	$103,522,502

Statement of Operations for the three months ended September 30, 2016
Total Revenue	$1,566,313	$1,917,889

Expenses
Depreciation and amortization	755,951	945,335
General and administrative	116,045	349,504
Interest expense	376,539	124,606
All other expenses	588,271	619,388
Total expenses	1,836,806	2,038,833
Other income	70	70

Net loss	$(270,422)	$(120,874)
Net loss per share basic and diluted	$(0.03)	$(0.01)
Weighted average shares	7,995,670	8,123,880

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

	As Previously Reported	Restated
Statement of Operations for the nine months ended September 30, 2016
Total Revenue	$3,556,167	$4,163,249

Expenses
Depreciation and amortization	1,551,354	2,093,966
General and administrative	760,119	1,884,801
Interest expense	618,626	1,059,278
Property expenses	47,637	432,484
All other expenses	1,331,181	1,214,708
Total expenses	4,308,917	6,685,237
Interest income	121	121
Gain on sale of real estate properties	159,458	-
Total other income	159,579	121

Net loss	$(593,170)	$(2,521,867)
Net loss per share basic and diluted	$(0.10)	$(0.41)
Weighted average shares	6,108,047	6,166,637

Statement of Cash Flows
Net cash provided by operating activities	$1,050,000	$2,404,456
Net cash provided by investing activities	$(38,858,134)	$(44,638,969)
Net cash provided by financing activities	$51,319,838	$55,798,771

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

NOTE 4. REAL PROPERTY INVESTMENTS

As of September 30, 2016, the Company’s real estate investment portfolio consisted of seventeen properties in three states consisting of ten retail, four office, and three industrial properties. The following table provides summary information regarding the Company’s real estate as of September 30, 2016:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net
Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(679,869)	$3,148,366
Chevron Gas Station	Rancho Cordova, CA	2/6/2015	Retail	2,600,000	-	(117,390)	2,482,610
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	-	(53,299)	2,721,701
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	-	(239,489)	3,510,511
Chevron Gas Station (See Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	-	(99,547)	2,700,453
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(164,222)	3,555,778
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(168,035)	5,153,552
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,449	968,285	(188,872)	7,442,862
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	-	(162,769)	8,757,231
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(131,195)	4,897,527
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(64,041)	3,390,836
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(418,511)	13,026,480
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,248,156	206,844	(41,945)	1,413,055
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(110,900)	5,195,100
Solar Turbines	San Diego, CA	7/20/2016	Office	5,481,198	389,718	(39,409)	5,831,507
Amec Foster	San Diego, CA	7/20/2016	Office	5,697,402	485,533	(40,640)	6,142,295
ITW Ripley	El Dorado, CA	8/18/2016	Industrial	6,178,203	407,316	(36,844)	6,548,675
				$81,046,080	$7,629,436	$(2,756,977)	$85,918,539

The following table provides summary information regarding the Company’s properties as of December 31, 2015:

Property	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net
Chase Bank & Great Clips	$3,160,035	$668,200	$(439,915)	$3,388,320
Chevron Gas Station	2,600,000	—	$(63,210)	$2,536,790
Chevron Gas Station	2,775,000	—	$(24,227)	$2,750,773
Levins	3,750,000	—	$(79,830)	$3,670,170
Chevron Gas Station	2,800,000	—	$(27,873)	$2,772,127
Island Pacific Supermarket	3,151,460	568,540	$(35,700)	$3,684,300
Dollar General	4,632,567	689,020	$(24,005)	$5,297,582
Rite Aid	6,663,448	968,286	$(9,941)	$7,621,793
PMI Preclinical	8,920,000	—	$(8,567)	$8,911,433
	$38,452,510	$2,894,046	$(713,268)	$40,633,288

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Current Acquisitions

During the nine months ended September 30, 2016, the Company acquired the following properties:

Property	Land, building and improvements	Tenant origination and absorption costs	Below- market leases	Purchase price
EcoThrift	$4,486,993	$541,729	$(278,722)	$4,750,000
GSA (MSHA)	2,998,232	456,645	(279,877)	3,175,000
PreK San Antonio	11,851,540	1,593,451	(2,594,992)	10,849,999
Dollar Tree	1,248,156	206,844	-	1,455,000
Dinan Cars	4,651,845	654,155	-	5,306,000
Solar Turbines	5,481,198	389,718	-	5,870,916
Amec Foster	5,697,402	485,532	-	6,182,934
ITW Ripley	6,178,204	407,316	(144,521)	6,440,999
	$42,593,570	$4,735,390	$(3,298,112)	$44,030,848

Purchase price	$44,030,848
Purchase deposits applied	(4,508,500)
Security deposits assumed and proration	(290,751)
$39,231,597

The purchase price allocations reflected in the accompanying condensed consolidated financial statements are based upon estimates and assumptions that are subject to change within the measurement period for business combinations (up to one year from the acquisition date pursuant to ASC 805) that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The expiration of the leases of the Properties acquired during the nine months ended September 30, 2016 are as follows:

Property	Lease Expiration
EcoThrift	2/28/2026
GSA (MSHA)	8/24/2026
PreK San Antonio	7/31/2021
Dollar Tree	7/31/2025
Dinan Cars	4/30/2023
ITW Ripley	8/1/2022
Solar Turbines	7/31/2021
Amec Foster	2/28/2021

The Company recorded these acquisitions as business combinations and expensed $326,747 and $913,689 in acquisition fees and costs for the three and nine months ended September 30, 2016, respectively. The acquisition fees paid pursuant to the Advisory Agreement are included in the Statement of Operations caption “Fees to affiliates.” The Company recognized $1,052,510 and $1,644,081 of total revenue related to these properties for the three and nine months ended September 30, 2016, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

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

As of September 30, 2016 the future minimum contractual rent payments due under the Company’s non-cancelable operating leases are as follows:

October 1, 2016 through December 31, 2016	$1,908,576
2017	6,467,629
2018	6,304,126
2019	6,393,305
2020	6,508,538
2021	5,441,279
Beyond 2021 and thereafter	14,995,594
$48,019,047

Revenue Concentration

As of September 30, 2016, our portfolio’s highest tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Effective Annualized Base Rent	Percentage of Annualized Base Rent
Amec Foster, CA	$651,613	$10.16%
PreK San Antonio, TX	$825,000	12.82%

As of September 30, 2016, no other tenants accounted for more than 10% of annualized base rent.

Intangibles

As of September 30, 2016, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$7,629,436	$273,267	$(4,097,924)
Accumulated amortization	(861,164)	(17,708)	339,389
Net amount	$6,768,272	$255,559	$(3,758,535)

As of December 31, 2015, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$2,894,045	$273,267	$(799,812)
Accumulated amortization	(482,308)	$(932)	$29,127
Net amount	$2,411,737	$272,335	$(770,685)

The intangible assets are amortized over their remaining respective lease terms, which was approximately 7.28 years as of September 30, 2016. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant origination and absorption costs	Above- Market Leases	Below- Market Leases
Remaining 2016 amortization	$289,694	$5,592	$160,482
2017	1,155,449	22,368	641,664
2018	959,797	22,368	626,079
2019	959,797	22,368	626,079
2020	959,797	22,368	626,079
2021	841,517	22,368	433,456
Thereafter	1,602,221	138,127	644,696
	$6,768,272	$255,559	$3,758,535

Weighted average remaining amortization period	6.64 years	11.4 years	6.65 years

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

Pro Forma Financial Data

The pro forma results are not necessarily indicative of the operating results that would have been obtained had these transactions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2016 and 2015. The Company acquired three properties during the three months ended September 30, 2016 and eight Properties for the nine months ended September 30, 2016. The following unaudited pro forma information for the three and nine months ended September June 30, 2016 has been prepared to give effect to the acquisitions as if the acquisitions had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the three months ended		For the nine months ended
Pro Forma:	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total revenue	$2,062,749	$1,475,557	$6,211,622	$4,268,646
Net income (loss)	$543,016	$223,379	$(943,012)	$564,790

The unaudited pro forma information for the three and six months ended September 30, 2016 and 2015, was adjusted to exclude acquisition fees and costs of $326,747 and $913,739, incurred in 2016, respectively, and none in 2015, respectively, which were expensed in connection with the Company’s real estate acquisitions.

NOTE 5. SALE OF INTEREST IN REAL PROPERTY

In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser were recorded as interest expense. The interest expense recorded as a result of this transaction was $13,751 and $31,779 for the three and nine months ended September 30, 2016, respectively. The sale will qualify as a sale for financial reporting when the right to require the company to repurchase the 29.86% interest in the property expires without being exercised. The Company earned a disposition fee in connection with this transaction, see Note 10.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

NOTE 7. DEBT

Mortgage Notes Payable

As of September 30, 2016, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity
Chase Bank & Great Clips	$1,933,540	$(35,675)	$1,897,865	4.37%	4.37%	2/5/2019
Levins*	2,222,918	(50,884)	2,172,034	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket*	2,021,373	(47,930)	1,973,444	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General	2,492,620	(80,947)	2,411,672	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,927,559	(148,390)	3,779,169	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,416,799	(185,809)	4,230,990	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,840,475	(118,675)	2,721,800	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA	1,931,795	(72,281)	1,859,514	One-month LIBOR + 1.25%	3.00%	8/5/2021
	$21,787,079	$(740,591)	$21,046,488

*	Effective date of the swap agreement was 1/5/2016.

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2016. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s interest rate swap derivative, see Note 8.

As of December 31, 2015, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity
Chase Bank & Great Clips	$1,958,505	$(39,559)	$1,918,946	4.37%	4.37%	2/5/2019
Levins	2,250,000	(8,500)	2,241,500	One-month LIBOR + 1.93%	One-month LIBOR + 1.93%	1/5/2021
Island Pacific Supermarket	2,046,000	(8,500)	2,037,500	One-month LIBOR + 1.93%	One-month LIBOR + 1.93%	1/5/2021
	$6,254,505	$(56,559)	$6,197,946

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements.

The following summarizes the future principal payments on the Company’s mortgage notes payable as of September 30, 2016:

October 1, 2016 through December 31, 2016	$107,556
2017	437,819
2018	453,193
2019	2,279,606
2020	442,329
2021	18,066,576
Total	$21,787,079

Unsecured Credit Facility

On January 13, 2015, the Company (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). The line of credit was completely paid off in January 2016 and no amounts were drawn on the line after January 2016. The Company canceled its line of credit with Pacific Mercantile Bank in June 2016.

The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Mortgage notes payable
Interest expense (1)	$183,948	$21,520	$422,506	$72,087
Amortization of deferred financing costs	38,813	3,063	76,123	8,623
Unrealized loss on interest rate swaps (see Note 8)	(111,906)	-	476,841	-
Unsecured Credit Facility
Interest expense	-	5,921	39,779	22,335
Amortization of deferred financing costs	-	2,940	12,250	16,924
Sales Deposit Liability (See Note 5)	13,751	-	31,779	-
Total interest expense	$124,606	$33,444	$1,059,278	$119,969

(1)	Includes $4,7621 and $96,174 for the three and nine months ended September 30, 2016, respectively, of monthly payments to settle the Company’s interest rate swaps and $14,284 of accrual interest payable at September 30, 2016 representing the unsettled portion of the interest rate swaps for the period from the most recent settlement date through September 30, 2016.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

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

During 2016, the Company (or wholly owned LLCs) entered into interest rate swap agreements with amortizing notional amounts relating to seven mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	September 30, 2016
Derivative Instruments	Number of Instruments	Notional Amount (1)	Reference Rate as of 9/30/2016	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	7	$20,011,000	One-month LIBOR/Fixed at 1.21%-1.93%	3.03%	4.3 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $16,224,800.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheets as of September 30, 2016.

		September 30, 2016
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Interest rate swap derivatives, at fair value	7	(476,841)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at September 30, 2016 were designated as hedging instruments, therefore the net realized loss recognized on interest rate swaps of (111,906) and $476,841 was recorded as a (decrease) increase in interest expense for the three and nine months ended September 30, 2016, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

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

Cash and cash equivalents, cash held in escrow, distributions receivable from limited partnerships, due from affiliates, purchase and other deposits, other assets, accounts payable, accrued expenses and other liabilities, sales deposit liability, share repurchase payable, and due to affiliates: These balances approximate their fair values due to the short maturities of these items.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of September 30, 2016 and December 31, 2015:

September 30, 2016			December 31, 2015
Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
$21,787,078	$21,046,488	$21,171,146	$6,255,981	$6,180,946	$6,006,589

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of September 30, 2016 and December 31, 2015 and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

During the nine months ended September 30, 2016, the Company measured the following assets and liabilities at fair value (in thousands):

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivatives	$462,557	$-	$462,557	$-

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

NOTE 10. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the three and nine months ended September 30, 2016 and 2015 as well as the related amounts payable or receivable as of September 30, 2016 and December 31, 2015 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three months ended September 30, 2016	Nine months ended September 30, 2016	September 30, 2016	September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2015		December 31, 2015	December 31, 2015
	Incurred		Receivable	Payable	Incurred			Receivable	Payable
Expensed:
Acquisition fees	$267,147	$777,867	$32,923	$-	$-	$-	*	$-	$-
Asset management fees	118,113	271,019	-	32,575	16,326	35,349		-	73,200
Disposition fees	-	30,000		-	-	-		-	-
Fees to affiliates	385,260	1,078,886			16,326	35,349

Property management fees **	5,964	8,090	-	8,090	1,063	3,188		-	5,486

Reimbursable organizational and offering expenses	280,468	1,483,033	-	29,963	307,710	575,814		8,662	-
Capitalized:
Financing coordination fees	19,350	200,110	-	137,800	-	-		-	42,960
Other:
Due to Advisor for costs advanced	-	317,154	-	165,123	-	-		-	47,055
Due to other - SSLFO (1)	-	-	-	100,477	-	-		-	100,477
Due from NNN (2)	-	95,730	-	-	-	-		-	-
	$691,042	$3,183,003	$32,923	$474,028	$325,098	$614,352		$8,662	$269,178

* In lieu of the REIT paying acquisition fees, the seller paid the acquisition fees through escrow.

** Property management fees are presented as “property expenses” in the condensed consolidated statement of operations.

(1) These costs were incurred by SSLFO, an affiliate of the Sponsor, in connection with the organization and offering of the Company’s shares.

(2) These costs were incurred in connection with the potential acquisition of a property by the Company. The property was acquired by Rich Uncles NNN REIT, Inc., Therefore, the Company has a receivable from Rich Uncles NNN REIT, Inc.

Organizational and Offering Expenses

During the offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses (as defined by the Sponsor) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses related to the offering to the extent they exceed 3.0% of gross offering proceeds from the offering. As of September 30, 2016, the Sponsor has incurred organizational and offering expenses of $3,424,663 which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future sales of stock, including sales pursuant to the Plan, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Sponsor is also uncertain.

As of September 30, 2016 and December 31, 2015, the Company has reimbursed the Sponsor $2,495,748 and $1,051,341, respectively, in organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through September 30, 2016 and December 31, 2015 was $2,525,712 and $1,042,678, respectively, of which $29,963 was payable at September 30, 2016 and $8,662 was receivable at December 31, 2015.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

Distributions

On October 20, 2016, the Company’s board of trust managers declared dividends based on daily record dates for the period July 1, 2016 through September 30, 2016 at a rate of $0.0020380 per share per day, or $1,529,518, on the outstanding shares of the Company’s common stock, which the Company paid on October 20, 2016. Of the $1,529,518 dividend, $1,093,599 was reinvested through the Company’s dividend reinvestment plan.

On January 20, 2017, the Company’s board of trust managers declared dividends based on daily record dates for the period October 1, 2016 through December 31, 2016 at a rate of $0.0020380 per share per day, or $1,548,589, on the outstanding shares of the Company’s common stock, which the Company paid on January 20, 2017. Of the $1,548,589 dividend, $1,092,631 was reinvested through the Company’s dividend reinvestment plan.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2016

(unaudited)

On April 20, 2017, the Company’s board of trust managers declared dividends based on daily record dates for the period January 1, 2017 through March 31, 2017 at a rate of $0.0020833 per share per day, or $1,559,176, on the outstanding shares of the Company’s common stock, which the Company paid on April 20, 2017. Of the $1,559,176 dividend, $1,082,081 was reinvested through the Company’s dividend reinvestment plan.

Acquisitions

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

On December 23, 2016, through a wholly owned subsidiary, the Company acquired a 46,135 square foot office property in Carlsbad, California, which it leases to L-3 Communications Corporation (“L-3”). The seller is not affiliated with the Company or the Advisor. The aggregate purchase price for the L-3 property was $10,650,000 plus acquisition and closing costs of $338,948.

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

Repurchase of common stock

For the period from October 1, 2016 through July 13, 2017, the Company repurchased 466,618 shares for $4,666,178.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of the Company’s Report on Form 10, as amended, filed with the SEC on February 10, 2017.

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

Management’s Overview

We were formed on March 7, 2012 as a California unincorporated association, under the laws of the State of California, that is treated as a REIT. We intend to invest primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants in common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2014. As a REIT, we generally will not be subject to federal income tax on the income that we distribute to our shareholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our shareholders. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

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

 On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register its common stock under the Securities Exchange Act of 1934, as amended. The registration statement became effective on May 29, 2016.

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

As of September 30, 2016, the Company owned seventeen properties in three states consisting of retail, office and industrial properties. The net book value of these investments at September 30, 2016 was $85,918,539.

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

At July 13, 2017, we owned a diversified portfolio:

•	Of 20 properties, eleven properties are retail properties which represent 33% of the portfolio, seven properties are office properties which represent 55% of the portfolio, and three properties are industrial property which represents 12% of the portfolio (expressed as a percentage of net rental revenue);

•	Fully leased with an occupancy rate of 100.0%;

•	Leased to twenty-one different commercial tenants doing business in three separate industries;

•	Located in three states;

•	With approximately 600,000 square feet of aggregate leasable space of which approximately 170,000 square feet per retail property, approximately 288,000 square feet per office property, and 142,000 square feet per industrial property;

•	With an average leasable space per property of approximately 30,000 square feet; and

•	With a balance of outstanding debt of approximately $64 million.

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

At September 30, 2016, the outstanding principal balance of the Company’s mortgage notes payable was $21,787,079. See Note 7 to the unaudited condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness.

Portfolio Information

Our real estate investments were as follows:

	As of
	September 30, 2016	December 31, 2015	September 30, 2015
Number of Properties:
Retail	10	7	4
Office	4	1	-
Industrial	3	1	1
Total	17	9	5

Leasable Square Feet:
Retail	163,048	63,456	10,094
Office	95,299	20,800	-
Industrial	141,796	76,000	-
Total	400,143	160,256	10,094

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30, 2016:

	2016	2015
Net cash provided by operating activities	$2,302,242	$487,784
Net cash used in investing activities	$(44,536,755)	$(12,472,083)
Net cash provided by financing activities	$55,798,771	$18,216,094

Cash Flows from Operating Activities

As of September 30, 2016 and 2015, we owned seventeen and five properties, respectively. The acquisition of the twelve properties, as well as owning the five properties acquired in the nine months ended September 30, 2015 for the entire nine month period, significantly contributed to the increase in net cash provided by operating activities.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities

During the nine months ended September 30, 2016, eight properties were acquired for $39,231,597. During the nine months ended, September 30, 2015, four properties were acquired for $10,219,952. In addition, refundable purchase deposits of $5,655,250 and $2,100,000 for future acquisitions were made during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the distribution from sale proceeds from limited partnerships was $1,230,858 and $0, respectively.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016 and 2015, the proceeds from mortgage notes payable were $15,715,000 and $0, respectively. During the nine months ended September 30, 2016 and 2015, the proceeds received from cash in escrow related to mortgage notes payable was $4,296,00 and $0, respectively.

During the nine months ended September 30, 2016 and 2015, mortgage and principal payments were $182,427, and $27,712, respectively. During the nine months ended September 30, 2016 and 2015, proceeds from unsecured credit facility were $0 and $4,580,000, respectively. During the nine months ended September 30, 2016 and 2015, principal payments on unsecured credit facility was $8,044,432 and $4,580,000, respectively During the nine months ended September 30, 2016 and 2015, payments off deferred financing costs were $665,646 and $8,500, respectively. During the nine months ended September 30, 2016, $1,000,000 was received from the transfer of 29.86% interest in the Chevron Gas Station property in Roseville, CA. During the nine months ended September 30, 2016 and 2015, the proceeds from the issuance of common stock was $47,599,174 and $19,057,569, respectively. During the nine months ended September 30, 2016 and 2015, the cash used to repurchase common stock was $1,799,170 and $173,014, respectively. During the nine months ended September 30, 2016 and 2015, cash distributions paid to common shareholders was $696,461 and $93,823, respectively.

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, and other investments will be funded by equity and bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expenses and distributions will generally be funded by internally generated funds. If available, future sources of capital include secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Our results of operations through September 30, 2016 are not indicative of those expected in future periods.

The Company owned nine properties at December 31, 2015. The Company acquired two properties in March 2016, two properties in April 2016, one property in June 2016, two properties in July 2016 and one additional property in August 2016. We expect that rental income, tenant recoveries, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the eight properties acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.

Comparison of the Three and Nine months ended September 30, 2016 to the Three and Nine months ended September 30, 2015

Rental Income

Rental income for the three and nine months ended September 30, 2016 was $1,745,456 and $3,786,860, respectively, and $227,011 and $518,072 for the three and nine months ended September 30, 2015, respectively. The annualized rental income of the properties owned as of September 30, 2016 was $6,435,018.

Tenant Recoveries

Tenant recoveries for the three and nine months ended September 30, 2016 were $172,432 and $376,389, respectively, and $1,003 and $2,003 for the three and nine months ended September 30, 2015, respectively. Pursuant to many of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Acquisition fees to affiliate for the three and nine months ended September 30, 2016 were $267,147 and $777,867 respectively. There were no acquisition fees to affiliates in 2015.

Asset management fees to affiliates for the three and nine months ended September 30, 2016 were $118,113 and $271,019, respectively, and $16,326 and $35,349 for the three and nine months ended September 30, 2015, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Disposition fees to affiliate for the three and nine months ended September 30, 2016 were $0 and $30,000, respectively. There were no disposition fees to affiliate in 2015.

Property management fees to affiliate for the three and nine months ended September 30, 2016 were $5,964 and $8,090, respectively and for the three and nine months ended September 30, 2015, were $1,063 and $3,188, respectively.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2016 were $349,505 and $1,884,801, respectively and $195,218 and $751,174 for the three and nine months ended September 30, 2015, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2016 was $945,335 and $2,093,966, respectively, and for the three and nine months ended September 30, 2015 were $138,327 and $330,232. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense for the three and nine months ended September 30, 2016 was $124,606 and $1,059,278, respectively and $33,444 and $119,969 for the three and nine months ended September 30, 2015. Interest expense related to mortgage notes payable was $183,948 and $422,506 for the three and nine months ended September 30, 2016, respectively and $21,520 and $72,087 for the three and nine months ended September 30, 2015, respectively. Interest expense related to the unsecured credit agreement was $0 and $39,779 for the three and nine months ended September 30, 2016 respectively and $5,921 and $22,335 for the three and nine months ended September 30, 2015. Also included in interest expense was $38,813 and $88,373 for the three and nine months ended September 30, 2016, respectively, and $6,003 and $25,547 for the three and nine months ended September 30, 2015, respectively, of amortization of deferred financing costs.

Also included in interest expense is ($111,906) and $476,841 for the three and nine months ended September 30, 2016, respectively, due to the unrealized loss on interest rate swaps. In addition, interest expense of $13,751 and $31,779 for the three and nine months ended September 30, 2016 relate to the tenant in common sales deposit liability.

Property Expenses

Property expenses for the three and nine months ended September 30, 2016 were $174,528 and $432,484, respectively and $17,229 and $45,697 for the three and nine months ended September 30, 2015, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses.

New Accounting Pronouncements

See Note 2 to the Notes to the unaudited condensed Consolidated Financial Statements.

Organizational and Offering Costs

Our organizational and offering costs are paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the offering of our common stock. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the offering, we are obligated to reimburse our Sponsor for organizational and offering costs related to the offering paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the offering as of the date of the reimbursement.

As of September 30, 2016, the Company had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of September 30, 2016 other than to the extent of 3% of the gross offering proceeds. Through September 30, 2016, our Sponsor had incurred organizational and offering costs on our behalf in connection with our offering of $3,424,663. As of September 30, 2016, the Company had recorded $2,525,712 of organizational and offering costs, of which $29,963 was payable to the Sponsor.

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

Dividends declared, dividends paid and cash flow provided by operations were as follows:

	Dividends	Dividends declared per	Dividends paid		Cash flows (used in) provided by operating activities
Period	declared	share	Cash	Reinvested	(1)
First Quarter 2015	34,484	$0.1875	15,427	19,057	92,738
Second Quarter 2015	76,105	$0.1875	38,690	37,415	250,244
Third Quarter 2015	156,885	$0.1875	39,706	117,180	144,802
Fourth Quarter 2015	306,734	$0.1875	64,616	242,118	112,950
First Quarter 2016	549,468	$0.1875	146,053	403,415	544,548
Second Quarter 2016	813,211	$0.1875	233,886	579,325	802,547
Third Quarter 2016	1,140,295	$0.1875	316,501	823,794	955,147
Totals	$3,077,182	$1.3125	$854,879	$2,222,302	$2,902,976

(1)	Since dividends are declared after the end of a quarter, the cash flows (used in) provided by operating activities in this column are for the quarter of the distribution period rather than the quarter for which distributions were declared.

Distributions are paid on a quarterly basis. In general, distributions for record dates as of the end of a given quarter are paid on or about the 20th of the first month following the quarter. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
October 1 - December 31, 2013	0.002038	January 20, 2014	January 20, 2014
January 1 - March 30, 2014	0.002083	April 20, 2014	April 20, 2014
April 1 - June 30, 2014	0.002060	July 20, 0214	July 20, 0214
July 1 - September 30, 2014	0.002060	October 20, 2014	October 20, 2014
October 1 - December 31, 2014	0.002038	January 20, 2015	January 20, 2015
January 1 - March 30, 2015	0.002060	April 20, 2015	April 20, 2015
April 1 - June 30, 2015	0.002060	July 20, 0215	July 20, 0215
July 1 - September 30, 2015	0.002060	October 20, 2015	October 20, 2015
October 1 - December 31, 2015	0.002038	January 20, 2016	January 20, 2016
January 1 - March 30, 2016	0.002083	April 20, 2016	April 20, 2016
April 1 - June 30, 2016	0.002060	July 20, 0216	July 20, 0216
July 1 – September 30, 2016	0.002038	October 20, 2016	October 20, 2016

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

Properties

As of September 30, 2016, we owned seventeen properties encompassing approximately 400,000 rentable square feet in three states. We have been in the offering state of our life cycle and will continue to acquire assets that adhere to our investment criteria with proceeds from the sale of our shares and financing proceeds. More detail about our properties can be found in Note 4 to the unaudited condensed Consolidated Financial Statements.

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

Election as a REIT

The Company elected to be taxed as REIT for U.S. for federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our shareholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our shareholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

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

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 10 to the unaudited condensed Consolidated Financial Statements and the Company’s Report on Form 10 as amended, filed with the SEC on February 10, 2017 for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to September 30, 2016 through the filing date of this Quarterly Report on Form 10-Q. See Note 12 to the unaudited condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable as the Company is a Smaller Reporting Company.

PART I – FINANCIAL INFORMATION (continued)

ITEM 4. Controls and Procedures

As of the filing date of this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive office and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the valuation, our principal executive office and principal officer concluded that the disclosure controls and procedures were not effective as of September 30, 2016 because material weaknesses in our internal control over financial reporting existed as further described below.

Notwithstanding the existence of the material weaknesses in internal control over financial reporting, we believe that our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, our condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2016 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015 included in this Quarterly Reports on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with generally accepted accounting principles in the United States.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of September 30, 2016. In connection with the preparation of our unaudited consolidated financial statements, material weaknesses in our internal control over financial reporting were identified. The material weaknesses relate to (1) lack of sufficient qualified resources to be able to produce accurate and complete financial statements and disclosures in a timely manner and (2) lack of established processes related to the preparation and review of analyses and reconciliations necessary to execute a timely close resulting in accurate financial information. The material weaknesses resulted in the recording of certain adjustments for the nine months ended September 30, 2016.

Remediation Plan

Management, and our Board of Trust Managers, are committed to remediating the material weaknesses through hiring additional qualified resources, continued training of personnel, improving the structure and timeliness of our accounting close process and continuing to enhance our financial review controls. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control described in our Quarterly Report on Form 10-Q. Specifically:

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

We have only a limited operating history, and the past performance of other real estate investment programs sponsored by affiliates of our Sponsor should not be relied upon to predict our future results. We were formed as an unincorporated association in the State of California on March 7, 2012. As of September 30, 2016, we have only acquired 17 properties, as described in Item 2. Properties of our Form 10, as amended, filed with the SEC on February 10, 2017. Therefore, we have limited operations and limited independent financing. The prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be indicative of our future results.

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

PART II – FINANCIAL INFORMATION (continued)

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

The offering commenced on March 7, 2012 and terminated on July 20, 2016 with the exception of shares to be sold pursuant to the Plan.

As of September 30, 2016, we had sold 8,1884,699 shares of common stock in the offering for gross proceeds of $81,884,699, including 222,326 shares of common stock under the Plan for gross offering proceeds of $2,223,258. See Note 10 to the Notes to the unaudited condensed Consolidated Financial Statements for information regarding certain reimbursements paid to our Sponsor and our Advisor.

Net proceeds available for investment after the payment of the costs described above were approximately $79,428,158. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $88,675,516 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

During the nine months ended September 30, 2016, we fulfilled repurchase requests and repurchased shares of our common stock pursuant to our share repurchase program as follows:

(1)	We generally repurchase shares approximately 15 days following the end of the applicable quarter in which requests were received.

(2)	The share repurchase program is funded by and limited to proceeds realized from our sale of shares under the Plan. The maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares in the prior twelve months less the amounts repurchased during same twelve month period. The dollar value is as of the last day of the month presented. The dollar amount is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months reduced by the number of shares already repurchased multiplied by (2) the a per share price in cash equal to the lesser of (i) the net asset value per share, as calculated and published by our Advisor and (ii) the per share price paid for the shares by the redeeming shareholder. Furthermore, once the Company has published its NAV, the NAV per share is to be used in the calculation in place of the per share offering price. If the Company determines that sufficient funds aren’t available to fund the share repurchase program, it has the ability to repurchase the number of shares that it believes it has sufficient funds to repurchase. In addition, the Company’s board of trust managers may amend, suspend or terminate the share repurchase program without shareholder approval upon 30 days’ notice. The Company’s board of trust managers may amend, suspend, or terminate the share repurchase program due to changes in law or regulation, or if the board of trust managers becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are repurchased.

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

PART II – FINANCIAL INFORMATION (continued)

Item 3.         Defaults Upon Senior Securities

No events occurred during the nine months ended September 30, 2016 that would require a response to this item.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

No events occurred during the nine months ended September 30, 2016 that would require a response to this item.

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

Date: July 14, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1*	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I
3.2*	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I
3.3*	Bylaws
4.1*	Form of Subscription Agreement for Shares of Rich Uncles Real Estate Investment Trust I
4.2*	Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan
4.3*	First Amendment of Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan
10.1*	Amended and Restated Advisory Agreement dated as of March 8, 2012 by and between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC
10.2*	Indemnification Agreement dated February 7, 2017 between Rich Uncles Real Estate Investment Trust I, its Trust managers and Executive Officers, and Rich Uncles, LLC
10.3*	Non-Solicitation Agreement dated February 8, 2017 between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC
31.1**	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Previously filed
**	Filed herewith.
***	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

