Form 10-K
period 2016-12-31
Rich Uncles Real Estate Investment Trust I
filed 2017-07-14
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-55623

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

(Exact Name of Registrant as Specified in Its Charter)

California	37-6511147
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3080 Bristol Street Suite 550 Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

(855) 742-4862

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No  ☒

While there is no established market for the Registrant’s shares of common stock, the price paid to acquire a share in the Registrant’s offering was $10.00 per share.

There were approximately 8,276,045 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of July 13, 2017, there were 8,357,951 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference: None.

Explanatory Note

Rich Uncles Real Estate Investment Trust I (the Company) is restating its audited consolidated financial statements as of December 31, 2015 and for the year then ended (the December 31, 2015 Financial Statements). The December 31, 2015 Financial Statements were filed with the Company’s Form 10 on April 29, 2016. No financial statements of any 2015 interim period have been filed with the SEC. On July 13, 2017, the Company’s board of trust managers concluded that the December 31, 2015 Financial Statements should no longer be relied upon because of errors in such financial statements. Since the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the June 30, 2016 Form 10-Q, and the September 30, 2016 Form 10-Q, are being filed within four business days after the conclusion that the December 31, 2015 Financial Statements should not be relied upon, the Company was not required to file a Current Report on Form 8-K. The December 31, 2016 Annual Report on form 10-K includes the audited December 31, 2015 Financial Statements.

As explained in Note 3 to the audited consolidated financial statements included in this Form 10-K, the Company is restating its December 31, 2015 Financial Statements and for the year then ended included in the Company’s Form 10, as noted above. In connection with the preparation of the June 30, 2016 consolidated financial statements, the Company identified and corrected several errors that were primarily related to business combinations being accounted for as asset acquisitions, accruing dividends before their declaration date, accruing organization and offering costs in excess of the 3% limit, presenting discontinued operations when there was not a strategic shift, and recording share repurchases payable. The Company also retrospectively adopted two new accounting standards that have impacted the restated December 31, 2015 Financial Statements. On January 1, 2016, the Company adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which resulted in reclassification of deferred financing costs, net, as a reduction of debt rather than as an asset. On October 1, 2016, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which resulted in classifying organization and offering costs as financing activities and acquisition fees and costs as investing activities.

The cumulative impact of the adjustments, which were all non-cash adjustments, to correct these errors in the December 31, 2015 Financial Statements was a decrease in total shareholders’ equity of $448,132. The increase in net loss for the year ended December 31, 2015 was $227,693. We recognized the cumulative effect of the errors in periods prior to those that are presented herein by increasing total shareholders equity by $445,022 as of January 1, 2015.

For a more detailed description of the restatements, see Note 3 to the accompanying consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Rich Uncles Real Estate Investment Trust I (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may”, “would”, “could”, “should”, “expect”, “intend”, “anticipate”, “estimate”, “believe”, “continue”, or other similar words. Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Annual Report on Form 10-K.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Annual Report on Form 10-K.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We commenced investment operations in December 2012 in connection with our investment in four Del Taco limited partnerships. Our second investment was made in August of 2014, when we acquired Chase Bank and Great Clips. As of December 31, 2016 we owned twenty properties, eleven of which were acquired in 2016. We have a limited operating history and we are dependent on our advisor, Rich Uncles, LLC (our “Advisor”), to identify suitable properties and other real estate investments, and to manage those properties and investments. Our Advisor has the right to terminate the Advisory Agreement upon 60 days written notice without cause or penalty.

•

AAll of our executive officers, our affiliated trust managers and other key real estate professionals are also officers, affiliated trust managers, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, Rich Uncles, LLC (also, our “Sponsor”), and/or other Rich Uncles-affiliated entities. As a result, our management, Advisor, Sponsor, and their affiliates face conflicts of interest, including:

•	Significant conflicts created by their respective compensation arrangements with us and other Rich Uncles-Sponsored programs and Rich Uncles-advised investors; and

•	Conflicts in allocating time among us and these other programs and investors. These conflicts could result in action or inaction that is not in the best interests of our shareholders.

•	Because investment opportunities that are suitable for us may also be suitable for other Rich Uncles-sponsored programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our shareholders.

•	Our Advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our properties and other real estate investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us and increases our shareholders’ risk of loss. In addition, we have paid substantial fees to and paid expenses of our Advisor and Sponsor in connection with our ongoing offering, which payments increase the risk that our shareholders will not earn a profit on their investment. We will also pay significant fees during our liquidation stage.

•	Generally, our policy is to pay distributions from cash flow from operations. Our Advisor and/or Sponsor, at their sole election, may waive or defer reimbursements and fees otherwise due to them. A waiver or deferral of any fee or reimbursement owed to our Advisor or Sponsor will have the effect of increasing cash flow from operations for the relevant period and increase the cash available to make distributions to our shareholders because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any such deferred reimbursements and fees will not be interest-bearing and will be paid as and when determined by our board of trust managers. We will not use the proceeds from sales of our common stock or borrowed money to pay distributions but rather will pay distributions from cash flow from operations and, as elected solely by our Advisor and/or Sponsor, from waived or deferred reimbursements and fees. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Item 1A. Risk Factors in this Annual Report. If our cash flow from operations decreases in the future, the level of our distributions may also decrease. In addition, our board of trust managers could elect to pay future distributions in excess of then-current cash flow from operations, to the extent that our Advisor waives or defers payment of fees and reimbursements to which it is entitled.

•	We may incur debt until our total liabilities would exceed 45% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of trust managers. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

•	We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our debt service obligations and limiting our ability to pay distributions to our shareholders.

•	Our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our shareholders. Revenues from our real estate properties could decrease. These events could in turn make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our shareholders.

•	We cannot predict with any certainty if our dividend reinvestment plan proceeds will be sufficient to fund the repurchase of shares under our repurchase program. If such funds are not available from our dividend reinvestment plan offering, then we may not be able to honor all requests for the redemption of shares.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to shareholders, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

•

Cybersecurity risks and cyber attack incidents would adversely affect our offering process and may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

•

Our prospectus does not require us to liquidate our assets and dissolve by a specified date, nor does our prospectus require our trust managers to list our shares for trading by a specified date. However, no later than the 10th anniversary date of July 20, 2016 (the “Termination Date), we intend to create a liquidity event for our shareholders, which liquidity event may include the sale of all of our properties and the dissolution and winding up of our REIT, the listing of our shares on a national exchange, or the merger of our REIT with another entity that is listed on a national exchange. No public market currently exists for our shares of common stock, and we have no plans at this time to list our shares on a national securities exchange. Any sale must comply with applicable state and federal securities laws. In addition, our Amended and Restated Trust Declaration and Bylaws prohibits the ownership of more than 8.0% of our stock, unless exempted by our board of trust managers, which may inhibit large investors from purchasing our shares. Our shares cannot be readily sold on a public exchange and, if our shareholders are able to sell their shares on the open market, they would likely have to sell them at a substantial discount from the price our shareholders paid to acquire the shares and from our estimated value per share.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties and intangible assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a real estate investment trust for U.S. federal income tax purposes.

PART I

ITEM 1.	BUSINESS

Overview

Rich Uncles Real Estate Investment Trust I (the “Company”) was formed on March 7, 2012. The Company is an unincorporated association under the laws of the State of California and is treated as a real estate investment trust (“REIT”).

From April 2012 until July 20, 2016 (“Termination Date”) the Company was engaged in an offering of its shares of common stock. The offering was made to California-only investors and was, therefore exempt from registration under the Securities Act of 1933, as amended. The Company continues to sell its shares to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”). The number of shares authorized for issuance under the Company’s Plan is 3,000,000. The offering includes the sale of shares to investors and the sale of shares pursuant to the Plan.

The Company offered its shares of beneficial interest for purchase only by California residents who met certain investor suitability standards and who agreed to purchase a minimum of 50 shares of the Company’s common stock, $0.01 par value per share.

At the start of 2015, the Company was authorized to issue a maximum of 2,500,000 shares, at a purchase price of $10.00 per Share with maximum aggregate offering size of $25,000,000. However, in November 2015, the maximum was increased to 5,000,000 shares of common stock at a purchase price of $10.00 per Share with maximum aggregate offering of $50,000,000. In May 2016, the Company was issued a permit by the California Department of Business Oversight to increase the number of its authorized shares of common stock to 10,000,000. Consequently, the size of the Company’s share offering was increased to a maximum of 10,000,000 shares of common stock at a purchase price of $10.00 per share with a maximum aggregate offering size of $100,000,000.

Additionally, no later than the 10th anniversary date of the Termination Date, we intend to create a liquidity event for our shareholders, which liquidity event may include the sale of all of our properties and the dissolution and winding up of our REIT, the listing of our shares on a national exchange or the merger of our REIT with another entity that is listed on a national exchange. This offering terminated on July 20, 2016 (the “Termination Date”).

On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register common stock, par value $0.01 per Share under the Securities Exchange Act of 1934, as amended.

The Company is not registered as an investment company under the Investment Company Act of 1940, as amended.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2014 and it intends to continue to operate in such a manner that will enable us to qualify as a REIT. We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company is externally managed by its advisor and sponsor, Rich Uncles, LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer, Howard Makler, and Ray Wirta. Rich Uncles LLC is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. The current term of the Advisory Agreement ends on March 8, 2018. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor may terminate the Advisory Agreement for any reason and without penalty upon 60 days’ written notice; and we may terminate the Advisory Agreement for cause as defined in the Advisory Agreement. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Advisor Agreement is terminable by a majority of the Company’s independent board of trustees or the Advisor on 60 days’ written notice with or without cause. The Sponsor also serves as the sponsor for Rich Uncles NNN REIT, Inc.

The Shares were sold directly to investors and not through registered broker-dealers and investment advisors who are paid commissions and fees.

Investment Objectives and Strategies

Overview

We expect to use substantially all of the net proceeds from the offering to acquire and manage a portfolio of real estate investments. We intend to invest primarily in single tenant income-producing corporate commercial properties which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders. Our investment objectives and policies may be amended or changed at any time by our board of trust managers. Although we have no plans at this time to change any of our investment objectives, our board of trust managers may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our shareholders. There can be no assurance that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are:

•	to provide our shareholders with attractive and stable cash distributions; and
•	to preserve and return shareholder capital contribution.

We will also seek to realize growth in the value of our investment by timing the sale of our properties to maximize asset value. We may return all or a portion of shareholder capital contribution in connection with the sale of the Company or our properties.

While initial purchases of our properties will be funded with funds received from the sale of shares in the offering, we anticipate incurring mortgage debt (not to exceed 45% of total value of all of our properties) against individual properties, pledging such properties as security for that debt to obtain funds to acquire additional properties.

Investment Strategy

We will seek to acquire a portfolio consisting primarily of single tenant net leased properties throughout the United States diversified by corporate credit, physical geography, product type, and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net leased properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	where construction is substantially complete to reduce risks associated with construction of new buildings;

•	primarily leased on a “net” basis, where the tenant is responsible for the payment, and fluctuations in costs, of real estate and other taxes, insurance, utilities, and property maintenance;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with strong financial statements, including investment grade credit quality, at the time we acquire them; and

•	subject to long-term leases with defined rental rate increases.

We will seek to provide our shareholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net leased properties;

•	stable cash flow backed by a portfolio of primarily single tenant net leased real estate assets;

•	minimal exposure to operating and maintenance expense increases primarily via the net lease structure where the tenant assumes responsibility for these costs;

•	contractual rental rate increases enabling higher potential distributions and a hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of the tenant leases;

•	enhanced stability resulting from strong credit characteristics of most of the tenants; and

•	portfolio stability promoted through geographic and product type investment diversification.

There can be no assurance that any of the properties we acquire will result in the benefits discussed above. See Item 1A, Risk Factors — Risks Related to Investments in Single Tenant Real Estate.

General Acquisition and Investment Policies

We will seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our shareholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our shareholders.

Although this is our current focus, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

Our Advisor has substantial discretion with respect to the selection of specific properties. However, acquisition parameters have been established by our board of trust managers and potential acquisitions outside of these parameters will require approval by our board of trust managers. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

•	tenant creditworthiness;

•	lease terms, including length of lease term, scope of landlord responsibilities, if any, under the net lease context, and frequency of contractual rental increases;

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	a property’s physical location, visibility, curb appeal, and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital reserves required to maintain the property;

•	the potential for the construction of new properties in the area;

•	evaluation of title and obtaining of satisfactory title insurance;

•	evaluation of any reasonable ascertainable risks such as environmental contamination; and

•	replacement use of the property in the event of loss of existing tenant (no special use properties).

There is no limitation on the number, size, or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. We acquired one property in March 2017 and expect to be able to acquire one additional property with the remaining net proceeds of the offering.

Creditworthiness of Tenants

In the course of making a real estate investment decision, we assess the creditworthiness of the tenant which leases the property we intend to purchase. Tenant creditworthiness is an important investment criterion, as it provides a barometer of relative risk of tenant default. Tenant creditworthiness analysis is just one element of due diligence which we perform when considering a property purchase; and the weight we intend to ascribe to tenant creditworthiness is a function of the results of other elements of due diligence.

Some of the properties we intend to acquire will be leased to public companies. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals). As of June 26, 2017, ten of the twenty tenants occupying properties owned by the Company had investment grade credit ratings. If you weight the properties by their net operating income (NOI), 63% of the NOI is generated from tenants with investment grade credit ratings.

The creditworthiness of investment grade public companies is generally regarded as very high. As to prospective property acquisitions leased to other than investment grade tenants, we intend to analyze publicly available information and/or information regarding tenant creditworthiness provided by the sellers of such properties and then make a determination in each instance as to whether we believe the subject tenant has the financial fortitude to honor its lease obligations.

We systematically analyze tenant creditworthiness on an ongoing basis, post-acquisition. Many leases will limit our ability as landlord to demand on recurring bases non-public tenant financial information. It will be our policy and practice, however, to monitor public announcements regarding our tenants, as applicable, and tenant payment histories.

Description of Leases

All but one of the properties acquired were single tenant properties and most were acquired with existing net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. Most of our acquisitions had remaining lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.

Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance.

Our Borrowing Strategy and Policies

We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to fund repurchases of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.

There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we intend to utilize up to 45% leverage in connection with our acquisition strategy. Our prospectus formerly limited our borrowing to 40% of our gross assets (equivalent to 40% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our shareholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our trust managers, including a majority of our conflicts committee, not otherwise interested in the transaction, as fair, competitive, commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

Except as set forth in our prospectus regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a shareholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

Co-Ownership Investments

We may acquire some of our properties in the form of a co-ownership, including but not limited to tenants-in-common and joint ventures, some of which may be entered into with affiliates of our Advisor. Among other reasons, we may want to acquire properties through a co-ownership structure with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Co-ownership structures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through co-ownership structures. In determining whether to recommend a particular co-ownership structure, our Advisor will evaluate the subject real property under the same criteria described elsewhere in this prospectus.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that:

•	a majority of our trust managers, including a majority of our conflicts committee, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investments by us and such affiliate are on substantially the same terms and conditions.

Economic Dependency

We are dependent on our Advisor for certain services that are essential to us, including the identification, evaluation, negotiation, acquisition or origination and disposition of investments; management of the daily operations and leasing of our portfolio; and other general and administrative responsibilities. In the event that our Advisor is unable to provide these services, we will be required to obtain such services from other sources.

Competitive Market Factors

The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our shareholders may be adversely affected.

Although we believe that we are well-positioned to compete effectively, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Compliance with Federal, State and Local Environmental Law

Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our shareholders. Most, if not all of our real estate acquisitions are subject to Phase I environmental assessments prior to the time they are acquired.

Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of commercial real estate assets. All of our consolidated revenues are derived from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment.

Financial Information About Geographic Areas

See Note 4 to the Notes to the Consolidated Financial Statements.

Employees

We have no paid employees as all personnel are supplied to us by our Advisor. The employees of our Advisor or its affiliates provide all of our management, acquisition, disposition, Advisory and other administrative services for us in exchange for which Advisor is entitled to a fee (see Note 10 to the Notes to the Consolidated Financial Statements).

Principal Executive Office

Our principal executive offices are located at 3080 Bristol Street, Suite 550, Costa Mesa, California 92626.  Our telephone number and website address are (855) 742-4862 and http://www.richuncles.com, respectively.

Available Information

Access to copies of our registration statement on Form 10, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other filings with the SEC, including supplements and amendments to such filings, may be obtained free of charge from the following website, http://www.richuncles.com, and/or through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

High Risks Related to the Start-up Nature of our Business

As a relatively newly established business, there are high risks that are not present in other companies, including other real estate investment trusts, that have an established investment portfolio and operating history. These high risk factors include the following.

We have a limited prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Sponsor may not be an indication of our future results.

We have a very limited operating history. As of December 31, 2016, we had only acquired twenty properties as described in Item 2. Properties. Therefore, we have limited operations and independent financing. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•	continue to build and expand our operational structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could adversely affect our business and operations.

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. See Federal Income Tax Risks.

Risks Related to an Investment in Our Common Stock

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. There can be no assurance that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to shareholders. Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments and achieve our investment objectives or pay distributions.

We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our shareholders may experience a lower return on their investment.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor in the acquisition of our investments, including the determination of any financing arrangements. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in the offering, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our shareholders must rely entirely on the management abilities of our Advisor and the oversight of our board of trust managers. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our Advisor makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments promptly, we will hold the proceeds from the offering in a FDIC insured financial institution which may be an interest-bearing account or may invest the proceeds in short-term assets. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our shareholders.

Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans.

We plan to rely on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.

Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our shareholders’ return and decrease the value of an investment in us.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments in the manner described in this Annual Report, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our shareholders.

Any adverse economic or real estate developments in our target markets could adversely affect our operating results and our ability to pay distributions to our shareholders.

Because we depend upon our Advisor and its affiliates to conduct our operations, adverse changes in the financial health of our Advisor or its affiliates could cause our operations to suffer.

We depend on our Advisor to manage our operations and our portfolio of assets. Our Advisor depends upon the fees and other compensation that it receives from us, other Rich Uncles-affiliated programs and any future Rich Uncles-affiliated programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our Advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to retain or obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Messrs. Harold Hofer, Ray Wirta and Howard Makler, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our Advisor or its affiliates. If any of these persons were to cease their association with us, our Advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

Our rights and the rights of our shareholders to recover claims against our independent trust managers are limited, which could reduce our shareholders’ and our recovery against our independent trust managers if they negligently cause us to incur losses.

California law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our bylaws provide that none of our independent trust managers shall be liable to us or our shareholders for monetary damages and that we will generally indemnify them for losses unless they are negligent or engage in willful misconduct. As a result, shareholders and the Company may have more limited rights against our independent trust managers than might otherwise exist under common law, which could reduce recoveries from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent trust managers (as well as by our other trust managers, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distribution to shareholders.

We may change our targeted investments without shareholder consent.

We initially intend to invest in single-tenant income-producing properties which are leased to creditworthy tenants under long-term net leases; however, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our shareholders. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

Risks Related to Conflicts of Interest

Our Advisor, Sponsor and their affiliates, including all of our executive officers and our affiliated trust managers and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us and with other Rich Uncles-affiliated programs, which could result in actions that are not in the long-term best interests of our shareholders.

Most of our executive officers and our affiliated trust managers and other key real estate professionals are also officers, trust managers, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, Sponsor and/or other Rich Uncles-affiliated entities. Our Advisor, Sponsor and their affiliates receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	sales of real estate investments, which entitle our Advisor to disposition fees;

•	acquisitions of real estate investments, which entitle our Advisor to acquisition fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our Advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other Rich Uncles-affiliated programs, which might entitle affiliates of our Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire real estate investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

•	whether and when we seek a potential liquidity event which may include listing shares of common stock on a national securities exchange, which listing may make it more likely for us to become self-managed or internalize our management and which could also adversely affect the sales efforts for other Rich Uncles-affiliated programs, depending on the price at which our shares trade; and

•	whether we seek to sell the Company, which sale could terminate the asset management fee.

Our Advisor, Sponsor and its affiliates face conflicts of interest relating to the acquisition of assets due to their relationship with other Rich Uncles-affiliated programs and Rich Uncles-advised investors, which could result in decisions that are not in our best interest or the best interests of our shareholders.

We rely on our Advisor, Sponsor, and other key real estate professionals at our Advisor, including Messrs. Hofer, Wirta and Makler to identify suitable investment opportunities for us. Rich Uncles Real Estate Investment Trust I is advised by our Sponsor and relies on many of the same real estate professionals as will future Rich Uncles-affiliated programs advised by our Advisor or an affiliate of our Advisor. As such, we and the other Rich Uncles-affiliated programs, and Rich Uncles-advised investors rely on many of the same real estate professionals, as will future Rich Uncles-affiliated programs and Rich Uncles-advised investors. Many investment opportunities that are suitable for us may also be suitable for other Rich Uncles-affiliated programs and Rich Uncles-advised investors. When these real estate professionals direct an investment opportunity to any Rich Uncles-affiliated program or Rich Uncles-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio, and criteria of each program or investor. Our acquisition stage may overlap with future Rich Uncles-affiliated programs and Rich Uncles-advised investors.

We and other Rich Uncles-affiliated programs and Rich Uncles-advised investors also rely on these real estate professionals to supervise the management of investments. If the Rich Uncles team of real estate professionals directs creditworthy prospective tenants to properties owned by another Rich Uncles-affiliated program or Rich Uncles-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.

Further, existing and future Rich Uncles-affiliated programs and Rich Uncles-advised investors and Messrs. Hofer and Wirta generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate-related investments.

There is a risk that shareholders could sue us and the trust managers involved if they determine that fiduciary duties to our shareholders were violated in connection with an internalization transaction, causing us to incur high litigation costs.

Our officers, our Advisor, our Sponsor, and the real estate, debt finance, management and accounting professionals assembled by our Advisor face competing demands on their time and this may cause our operations and our shareholders’ investment in us to suffer.

We rely on our officers, our Advisor, our Sponsor and the real estate, debt finance, management and accounting professionals that our Advisor retains, including Messrs. Hofer, Wirta and Makler to provide services to us for the day-to-day operation of our business. Rich Uncles NNN REIT, Inc. is also advised by Rich Uncles, LLC and relies on our Sponsor and many of the same real estate, debt finance, management and accounting professionals, as will future Rich Uncles-affiliated programs and Rich Uncles-advised investors. Further, our officers and affiliated trust managers are also officers and/or affiliated trust managers of some or all of the other Rich Uncles-affiliated programs. Messrs. Hofer,Wirta and Makler are also executive officers of Rich Uncles NNN REIT, Inc. and Rich Uncles. As a result of their interests in other Rich Uncles-affiliated programs, their obligations to Rich Uncles-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Hofer,Wirta and Makler face conflicts of interest in allocating their time among us, Rich Uncles NNN REIT, Inc., other Rich Uncles-affiliated programs and other Rich Uncles-advised investors, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Rich Uncles-affiliated program in an internalization transaction or, if we internalize our Advisor, may not become our employees as a result of their relationship with other Rich Uncles-affiliated programs. If these events occur, the returns on our investments, and the value of shareholder investment in us, may decline.

All of our executive officers, our affiliated trust managers and the key real estate professionals assembled by our Advisor face conflicts of interest related to their positions and/or interests in our Advisor, our Sponsor and their affiliates, which could hinder our ability to implement our business strategy and to generate returns to our shareholders.

Most of our executive officers, our affiliated trust managers and the key real estate professionals assembled by our Advisor are also executive officers, trust managers, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor, our Sponsor, and/or other Rich Uncles-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hofer and Wirta and existing and future Rich Uncles-affiliated programs and Rich Uncles-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our shareholders and to maintain or increase the value of our assets.

Because other Rich Uncles-affiliated programs may conduct offerings concurrently with the offering, our Advisor and our Sponsor may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Future Rich Uncles-affiliated programs may seek to raise capital through offerings conducted concurrently with the offering. As a result, our Advisor may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our Sponsor generally seeks to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including key investment objectives. Nevertheless, there may be periods during which one or more Rich Uncles-affiliated programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our shareholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.

Our board of trust managers’ loyalties to possible to future Rich Uncles-affiliated programs could influence its judgment, resulting in actions that may not be in our shareholders’ best interest or that result in a disproportionate benefit to another Rich Uncles-affiliated program at our expense.

As of the date of this Annual Report all of our trust managers are also directors (the equivalent of trustees) of Rich Uncles NNN REIT, Inc. The loyalties of our trust managers serving on the board of directors of Rich Uncles NNN REIT, Inc., or possibly on the boards of trust managers of future Rich Uncles-affiliated programs, may influence the judgment of our board of trust managers when considering issues for us that also may affect other Rich Uncles-affiliated programs, such as the following:

•	Our conflicts committee must evaluate the performance of our Advisor with respect to whether our Advisor is presenting to us our fair share of investment opportunities. If our Advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other Rich Uncles-affiliated programs or if our Advisor is giving preferential treatment to other Rich Uncles-affiliated programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the Advisory agreement or to seek a new Advisor.

•	We could enter into transactions with other Rich Uncles-affiliated programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our Advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other Rich Uncles-affiliated programs might entitle our Advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition fees and other fees that we might pay to our Advisor in connection with such transaction. Similarly, property sales to other Rich Uncles-affiliated programs might entitle our Advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our Advisor in connection with such transaction. Decisions of our board or our conflicts committee regarding the terms of those transactions may be influenced by our board’s or our conflicts committee’s loyalties to such other Rich Uncles-affiliated programs.

•	A decision of our board or our conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other Rich Uncles-affiliated programs.

•	A decision of our board or our conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other Rich Uncles-affiliated programs.

•	A decision of our board or our conflicts committee regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other Rich Uncles-affiliated programs, depending on the price at which our shares trade.

Because our conflicts committee members are also independent directors of Rich Uncles NNN REIT, Inc., they receive compensation for service on the board of Rich Uncles NNN REIT, Inc. Rich Uncles NNN REIT, Inc. pays each independent trust manager $5,000 per meeting attended (including via email or telephone) and $1,000 per acquisition vote outside of votes in the course of a meeting. Compensation is paid in Rich Uncles NNN REIT, Inc. shares. In addition, like us, Rich Uncles NNN REIT, Inc. reimburses trust managers for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of its board of directors.

If we ever decided to become self-managed, the terms of the management arrangement would not be negotiated in an arms-length transaction.

If we ever decided to become self-managed by acquiring our Advisor and/or entities affiliated with our Advisor, there is a risk that internalization of management would not be fair to shareholders because it may not be negotiated in an arms-length transaction. Our amended and restated articles of incorporation require that a majority of our board of trust managers (including a majority of our conflicts committee) not otherwise interested in the transaction conclude that such internalization transaction is fair and reasonable to us and any fees or other compensation due by virtue of the internalization transaction to our Advisor and/or affiliated entities are also fair and reasonable to us.

Risks Related to Our Corporate Structure

Our articles of incorporation limits the number of shares a person may own and permits our board of trust managers to issue stock with terms that may subordinate the rights of our common shareholders or discourage a third party from acquiring us in a manner that could result in a premium price to our shareholders.

Our articles of incorporation, with certain exceptions, authorizes our trust managers to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our amended and restated articles of incorporation prohibit a person from directly or constructively owning more than 8.0% of our outstanding shares, unless exempted by our board of trust managers. In addition, our board of trust managers may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of trust managers could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Shareholder returns may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•	is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that we will not be required to register as an investment company based on the following analysis. With respect to the 40% test, the entities through which we intend to own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

With respect to the primarily engaged test, we are a holding company and do not intend to invest or trade in securities ourselves. Rather, through majority-owned subsidiaries, we are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

We believe that most of our subsidiaries will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of our subsidiaries relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Our shareholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our shareholders face.

Our board of trust managers determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of trust managers may amend or revise these and other policies without a vote of the shareholders. Under California General Corporation Law and our amended and restated articles of incorporation, our shareholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our shareholders’ inability to exert control over those policies increases the uncertainty and risks our shareholders face.

Our shareholders may not be able to immediately sell their shares under our share repurchase program.

We do not expect that a secondary market for resale of our stock will develop, but we do provide a monthly share repurchase program for shareholders who wish to sell their shares. Our ability to repurchase shares depends upon the levels of our cash reserves (including distribution reinvestment proceeds), availability under any line of credit that we might have, the pace of new share sales, and our ability to sell properties. There can be no assurance that we will have sufficient cash reserves for share repurchases at all times.

If we must sell properties in order to honor repurchase requests, the repurchase of shares tendered for repurchase could be delayed until we have sold sufficient properties to honor such requests. We expect that the property sale process, if required to honor repurchase requests, could take several months, and we cannot be sure how long it might take to raise sufficient capital from property sales and other sources to honor all such requests. We intend to honor such repurchase requests in the order they are received.

Our board may terminate, suspend or amend the share repurchase program at any time without shareholder approval if we believe such action is the bests interest of all shareholders or if we determine the funds otherwise available to fund our share repurchase program are needed for other purposes. See Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program, for more information about the program.

Payment of fees to our Advisor, Sponsor and their affiliates reduces cash available for investment and distribution to our shareholders and increases the risk that our shareholders will not be able to recover the amount of their investment in our shares.

Our Advisor, Sponsor and their affiliates perform services for us in connection with the selection and acquisition of our real estate investments, the management and leasing of our real estate properties, the administration of our real estate-related investments and the disposition of our real estate investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our shareholders’ investment and reduces the amount of cash available for investment or distribution to shareholders. Compensation to be paid to our Advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our shareholders’ investment and reduce the amount of cash available for investment or distribution to shareholders.

If we are unable to obtain funding for future capital needs, cash distributions to our shareholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our dividend reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our shareholders and could reduce the value of our shareholders’ investment in us.

Although we will not currently be afforded the protection of the California General Corporation Law relating to deterring or defending hostile takeovers, our board of trust managers could opt into these provisions of California law in the future, which may discourage others from trying to acquire control of us and may prevent our shareholders from receiving a premium price for their stock in connection with a business combination.

Under California law, “business combinations” between a California corporation and certain interested shareholders or affiliates of interested shareholders are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under California law, control shares of a California corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of trust managers opt into these provisions of California law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the California General Corporation Law could provide similar anti-takeover protection. For more information about the business combination, control share acquisition and Subtitle 8 provisions of California law.

Our charter includes an anti-takeover provision that may discourage a shareholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a shareholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering shareholder must provide our Company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering shareholder does not comply with these requirements, our Company will have the right to repurchase that shareholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying shareholder shall be responsible for all of our company’s expenses in connection with that shareholder’s noncompliance. This provision of our charter may discourage a shareholder from initiating a tender offer for our shares and prevent our shareholders from receiving a premium price for their shares in such a transaction.

We are subject to risks relating to litigation and regulatory liability.

We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions. Non-traded REITS have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the Securities and Exchange Commission. In March, April and May 2016, our affiliate, Rich Uncles Real Estate Investment Trust I, sold shares of its stock in excess of the amount which we had registered for sale in California, resulting in a violation of the registration requirements of the California Securities Law of 1968. To remedy this, Rich Uncles Real Estate Investment Trust I reported the sales in excess of the California permit to the Department of Business Oversight and made a repurchase offer pursuant to Section the California securities law to those investors who had purchased shares in excess of the permit. Violations of state and federal securities registration laws may result in contingent liabilities to purchasers for sales of unregistered securities and may also subject the seller to fines and penalties by securities regulatory agencies. It is possible that we and our affiliates could be subject to sanctions or to similar liabilities in the future, should another violation of securities registration requirements occur. A finding of such a violation could have a material adverse effect on our business, financial condition and operating results.

Actions of our potential future tenant-in-common, and future tenants-in-common could reduce the returns on tenants-in-common investments and decrease our shareholders’ overall return.

We may enter into tenants-in-common or other joint ownership structures with third parties to acquire properties and other assets. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	our co-owner in an investment could become insolvent or bankrupt;

•	our co-owner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	our co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	disputes between us and our co-owner may result in litigation or arbitration that would increase our expenses and prevent our officers and trust managers from focusing their time and effort on our operations.

While we intend that any co-ownership investment that we enter into will be subject to a co-ownership contractual arrangement that will address some or all of the above issues, any of the above might still subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of shareholder investment in us.

General Risks Related to Investments in Real Estate

Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.

Our operating results and the performance of the properties we acquire are subject to the risks typically associated with real estate, any of which could decrease the value of our investments and could weaken our operating results, including:

•	downturns in national, regional, and local economic conditions;
•	competition from other commercial buildings;
•	adverse local conditions, such as oversupply or reduction in demand for commercial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
•	vacancies, changes in market rental rates and the need to periodically repair, renovate, and re-let space;
•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;
•	we rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business;
•	natural disasters such as hurricanes, earthquakes and floods;
•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•	the potential for uninsured or underinsured property losses; and
•	periods of high interest rates and tight money supply.

Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, most sellers of large commercial properties are special purpose entities without significant assets other than the property itself. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided by the code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for share repurchases or distributions to stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in stockholder best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in stockholder best interests.

Properties that become vacant could be difficult to re-lease or sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our stockholders.

Properties may incur vacancies either by the expiration and non-renewal of tenant leases or the default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders.

We intend to purchase properties with (or enter into, as necessary) long-term leases with tenants, which may not result in fair market rental rates over time.

We intend to purchase properties with (or enter into, as necessary) long-term leases with tenants and include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for distribution could be lower than if we did not purchase properties with, or enter into, long-term leases.

We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to our stockholders are dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce distributions to stockholders.

The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

Actions of our potential future tenants-in-common could reduce the returns on tenants-in-common investments and decrease our stockholders’ overall return.

We may enter into tenants-in-common or other joint ownership structures with third parties to acquire properties and other assets. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	our co-owner in an investment could become insolvent or bankrupt;
•	our co-owner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•	our co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•	disputes between us and our co-owner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

While we intend that any co-ownership investment that we enter into will be subject to a co-ownership contractual arrangement that will address some or all of the above issues, any of the above might still subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of stockholder investment in us.

Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for distribution to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation, and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our stockholders and may reduce the value of our stockholders’ investment in us.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our cash available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders.

We intend that most if not all of our real estate acquisitions be subject to Phase I environmental assessments prior to the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment.

Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distribution.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our stockholders.

Uninsured losses relating to real property could reduce our cash flow from operations and the return on our stockholders’ investment in us.

We expect that most of the properties we acquire will be subject to leases requiring the tenants thereunder to be financially responsible for property liability and casualty insurance. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable and/or that the tenants are not contractually obligated to provide insurance for. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of stockholder investment in us. In addition, other than any working capital reserve and other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property.

Other general real estate risks include those set forth below.

•	If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

•	If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.

•	We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

•	We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

•	We may be required to reimburse tenants for overpayments of estimated operating expenses.

Risks Related to Investments in Single Tenant Real Estate

Most of our properties will depend upon a single tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a tenant’s lease termination.

We expect that most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to shareholders. In the event of a bankruptcy, we cannot assure shareholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to shareholders may be adversely affected. Further, our lenders may have a first priority claim to any recovery under the leases, any guarantees and any credit support, such as security deposits and letters of credit.

Net leases may not result in fair market lease rates over time.

We expect most of our rental income to come from net leases. Net leases typically contain (1) longer lease terms; (2) fixed rental rate increases during the primary term of the lease; and (3) fixed rental rates for initial renewal options, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates if fair market rental rates increase at a greater rate than the fixed rental rate increases.

Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

We focus our investments on commercial properties, a number of which will be special use single tenant properties. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to our shareholders.

If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our shareholders.

Risks Associated with Debt Financing

We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

We obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our shareholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our shareholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our shareholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.

We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratios. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose money.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.

We may finance the acquisition of certain real estate-related investments with warehouse lines of credit and repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the leases in underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

Our debt service payments will reduce our cash available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. If we utilize repurchase financing and if the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We may incur variable rate debt. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment in us.

We may incur debt until our total liabilities would exceed 45% of the cost of our tangible assets (before deducting depreciation or other noncash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement) and we may exceed this limit with the approval of the majority of our conflicts committee. Our borrowings on one or more individual properties may exceed 45% of their individual cost, so long as our overall leverage does not exceed 45%. Our prospectus limits our borrowing to 45% of our net assets (equivalent to 45% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment in us.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

We have entered and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold at the relevant time and other changing market conditions. Interest rate hedging may fail to protect or could adversely us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge products may not match the duration of the related liability or asset;
•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the party owing money in hedging transaction may default on its obligation to pay; and
•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a verity of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

We assume the credit risk of our counterparties with respect to derivative transactions.

We enter into derivative contracts for risk management purposes to hedge out exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such and event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligation to us.

We assume the risk that our derivative counterpart may terminate transactions early.

If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early or even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.

We may be required to collateralize our derivative transactions

We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. IF we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all collateral pledged to that counterparty, which could result in losses to have an adverse effect on our operations.

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount of their distributions that are reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we elect to treat property that we acquire in connection with certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•	If we sell an asset that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If a tax-exempt stockholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and gains realized on the sale of common stock by such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the Internal Revenue Service could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 8.0% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which our stockholders might receive a premium for their shares over the then prevailing market price or which our stockholders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Distributions payable by REITs do not qualify for the reduced tax rates.

The maximum federal tax rate for qualified dividend distributions payable to domestic stockholders that are individuals, trusts and estates is 20%. Distributions payable by REITs, however, are generally not considered non-qualified dividends and hence not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our shareholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, Rich Uncles Real Estate Investment Trust I owned the following properties, all of which are 100% occupied:

Property And Location	Rentable Square Feet	Year Acquired	Property Type	Lease Expiration	Lease Renewal Options	Annualized Lease Revenue

Chase Bank , Antioch, CA	5,660	2014	Retail	12/31/2017	None	251,032

Great Clip, Antioch, CA	1,348	2014	Retail	6/30/2023	1 5-yr	32,352

Chevron, San Jose, CA	1,060	2015	Retail	5/27/2025	4 5-yr	199,800

Chevron, Rancho Cordova, CA	2,000	2015	Retail	2/6/2025	None	182,004

Levins, Sacramento, CA	76,000	2015	Industrial	8/20/2023	2 5-yr	271,092

Chevron, Roseville, CA (1)	3,300	2015	Retail	9/30/2025	4 5-yr	201,600

Island Pacific Supermarket, Elk Grove, CA	13,963	2015	Retail	5/31/2025	2 5-yr	216,424

Dollar General, Bakersfield, CA	18,827	2015	Retail	7/31/2028	3 5-yr	328,250

Rite Aid, Lake Elsinore, CA	17,272	2015	Retail	2/28/2028	6 5-yr	487,070

PMI Preclinical, San Carlos, CA	20,800	2015	Office	10/31/2025	2 5-yr	569,933

Eco Thrift Sacramento, CA	38,536	2016	Retail	2/28/2026	2 5-yr	337,622

General Services Administration Vacaville, CA	11,014	2016	Office	8/24/2026	None	335,434

PreK Education Center, San Antonio, TX	50,000	2016	Retail	7/31/2021	2 8-yr	825,000

Dollar Tree Morrow, GA	10,906	2016	Retail	7/31/2025	3 5-yr	103,607

Dinan Cars Morgan Hill, CA	27,296	2016	Industrial	4/30/2023	None	463,714

Amec Foster Wheeler, San Diego, CA	37,449	2016	Office	2/28/2021	2 3-yr	651,612

Solar Turbines, San Diego, CA	26,036	2016	Office	7/31/2021	1 5-yr	474,900

Illinois Tool Works, El Dorado Hills, CA	38,500	2016	Industrial	8/1/2022	1 3-yr	469,668

Dollar General, Big Spring, TX	9,026	2016	Retail	4/30/2030	3 5-yr	86,041

Gap, Rocklin, CA	40,110	2016	Office	2/28/2023	1 5-yr	524,639

L3 Communications, Carlsbad, CA	46,214	2016	Office	4/30/2022	2 3-yr	627,443
						$7,639,234

(1)	The Company owns an undivided 70.14% interest through a tenancy in common agreement that was entered into in March 2016.

Lease Expirations

Year	2017	2018	2019	2020	2021	2022	2023
Number of Leases	1	-	-	-	3	2	4
Square Footage	5,660	-	-	-	113,635	84,635	144,754
Annual Rent	$251,032	$-	$-	$13,920	$1,966,213	$1,196,477	$1,234,372
% of Total Annual Rent	4%	-%	-%	-%	26%	16%	16%

Year	2024	2025	Thereafter	Total
Number of Leases	-	6	5	22
Square Footage	-	52,055	94,937	495,676
Annual Rent	-	$1,415,527	$1,409,584	$7,487,125
% of Total Annual Rent	-%	19%	19%	100%

2017 Acquisitions

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

2017 Debt Financing

On March 14, 2017, the Company obtained a $638,012 mortgage loan through a nonaffiliated lender. The loan is secured by the Dollar General Big Spring, TX property. The mortgage loan has a fixed interest rate of 4.69% per annum and matures on March 13, 2022.

On March 15, 2017, the Company obtained a $14,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Sutter property and was obtained concurrently with the purchase of the Sutter property. The mortgage loan has a fixed interest rate of 4.5% per annum and matures on March 9, 2024.

On March 28, 2017, the Company obtained a $5,527,600 mortgage loan through a nonaffiliated lender. The loan is secured by the L-3 Communications property. The mortgage loan has a fixed interest rate of 4.5% per annum and matures on April 1, 2022.

2017 Property Sale

On April 27, 2017, the Company sold the Chevron Gas Station property in Rancho Cordova, CA to a third party for $3,434,000 which was paid in cash. The Company will recognize a gain on this transaction of approximately $800,000 in the second quarter of 2017.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. The information disclosed under Legal Matters in Notes 11 and 13 to the Consolidated Financial Statements is incorporated herein by reference.

Other than the aforementioned, Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government authorities.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholder Information

As of July 3, 2017, we had 8,357,951 shares of common stock outstanding held by a total of approximately 3,117 shareholders of record.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our shareholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 8.0% of our stock by a single person, unless exempted by our board of trust managers. Consequently, there is the risk that our shareholders may not be able to sell their shares at a time or price acceptable to them.

We have established a share repurchase program to provide limited liquidity for our shareholders, subject to the provisions of the program and limitations imposed by the SEC which is described below in this Item 5 under the heading Share Repurchase Program.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

Beginning April 2012 until Termination Date, the Company was engaged in an offering of its shares of common stock for sale to investors on a “best efforts” basis. The company continues to sell its shares to existing shareholders under the Company’s dividend reinvestment plan.

On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register common stock, par value $0.01 per Share under the Securities Exchange Act of 1934, as amended.

On July 20, 2016 (“Termination Date”), the Company ceased offering its shares for sale with the exception of shares sold to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”).

As of December 31, 2016, Sponsor reimbursement for organization and offering expenses, subject to the 3% of gross offering proceeds limitation, totaled $2,555,866.

From the commencement of the offering through December 31, 2016, the net offering proceeds to us, after deducting the reimbursable offering expenses incurred as described above, were approximately $82,719,641, including net offering proceeds from our dividend reinvestment plan of $2,943,624.

We have used substantially all of the net proceeds from the offering to acquire and manage our current corporate commercial real estate properties. See Item 2. Properties.

Distributions Information

 Distributions to Shareholders

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our shares at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of trust managers, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. Our board of trust managers has not pre-established a percentage range of return for distributions to shareholders. We have not established a minimum distribution level, and our Amended and Restated Declaration of Trust, as amended does not require that we make distributions to our shareholders.

Generally, our policy is to pay distributions from cash flow from operations. Our Advisor, in its sole election, may defer reimbursements and fees otherwise due to it. A deferral of any fee or reimbursement owed to our Advisor will have the effect of increasing cash flow from operations for the relevant period and increase the cash available to make distributions to our shareholders because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any such deferred reimbursements and fees will not be interest-bearing and will be paid as and when determined by our board of trust managers. We do not use the proceeds from sales of our common stock or borrowed money to pay distributions but rather pay distributions from cash flow from operations, proceeds from the sale of Properties and/or, as elected solely by our Advisor, from deferred reimbursements and fees owed to our Advisor. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors.” If our cash flow from operations decreases in the future, the level of our distributions may also decrease.

In addition, all of our investors who have purchased, in the aggregate at least $1,000,000 of a combination of our common stock, the common stock of Rich Uncles NNN REIT, Inc. (the “NNN REIT”), and any other securities offerings sponsored by Rich Uncles, LLC (“Large Investors”) will receive an amount equal to 50% of each of the asset management fee, subordinated participation fee and liquidation fee payable to Rich Uncles, LLC as the advisor to the NNN REIT, that is attributable to these Large Investors (without giving effect to any waiver or deferral of such fees by the NNN REIT advisor) will be paid to the Large Investors on a pro rata basis based on such Large Investor’s pro rata investment in the NNN REIT. Any payments made to Large Investors related to the subordinated participation fee will be paid in the form of shares of common stock of the NNN REIT. See “Updates Related to Fees Paid to Our Advisor” below for further information.

To maintain our qualification as a REIT, we must make aggregate annual distributions to our shareholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). If we continue to meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our shareholders each year. Our board of trust managers may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of trust managers deems relevant.

		Dividends	Dividends paid		Cash flows (used in) provided by
Period	Dividends declared	declared per share	Cash	Reinvested	operating activities (1)
First Quarter 2015	34,484	$0.1875	15,427	19,057	67,237
Second Quarter 2015	76,105	$0.1875	38,690	37,415	275,745
Third Quarter 2015	156,885	$0.1875	39,706	117,180	767,862
Fourth Quarter 2015	306,734	$0.1875	64,616	242,118	(450,110)
First Quarter 2016	549,468	$0.1875	146,053	403,415	3,692,104
Second Quarter 2016	813,211	$0.1875	233,886	579,325	(2,423,597)
Third Quarter 2016	1,145,995	$0.1875	316,501	823,794	1,135,949
Fourth Quarter 2016	1,529,518	0.1875	435,919	1,093,599	967,365
Totals	$4,612,400	$1.500	$1,290,798	$3,315,903	$4,032,555

(1)	Since dividends are declared after the end of a quarter, the cash flows (used in) provided by operating activities in this column are for the quarter of the distribution period rather than the quarter for which distributions were declared.

The tax composition of our distributions declared for the year ended December 31, 2016 was as follows:

For the year ended December 31, 2016 distributions paid to our shareholders were approximately 21% ordinary income, 0% capital gain, and 79% return of capital/nondividend distribution.   Distributions are paid on a quarterly basis. In general, distributions for record dates as of end of a given quarter are paid on or about the 20th of the month following the end of a quarter.

Distributions to shareholders for the years ended December 31, 2016 and 2016 were declared and paid quarterly based on daily record dates at rates per share per day as follows:

Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Dates
January 1 – March 31, 2015	0.002060	April 20, 2015	April 20, 2015
April 1 – June 30, 2015	0.002060	July 20, 2015	July 20, 2015
July 1 – September 30, 2015	0.002060	October 20, 2015	October 20, 2015
October 1 – December 31,2015	0.002038	January 20, 2016	January 20, 2016
January 1 – March 31, 2016	0.002038	April 20, 2016	April 20, 2016
April 1 – June 30, 2016	0.002060	July 20, 2016	July 20, 2016
July 1 – September 30, 2016	0.002038	October 20, 2016	October 20, 2016
October 1 – December 31, 2016	0.002038	January 20, 2017	January 20, 2017

Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors.” Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our Advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed cash flow from operations, to the extent that the Advisor defers payment of fees and reimbursements to which it is entitled.

Share Repurchase Program

We have adopted a share repurchase program pursuant to which all of our shareholders are eligible to sell their shares back to us for any reason on a quarterly basis. Shareholders who wish to participate in the share repurchase program must notify our Advisor, in writing, no later than the 15th day of the last month of the then current calendar quarter of such shareholder’s desire to participate in the program and the number of shares that it wants to have repurchased by us. Any shareholder who elects to participate in the share repurchase program will receive a confirmation of its redemption of shares setting forth the number and price of the shares sold back to us, and the total number of shares remaining in such shareholder’s account, if any.

In exchange for the shares redeemed by us from shareholders, we shall pay such shareholders a per share purchase price in cash equal to the lesser of (i) the net asset value per share, as calculated and published by our Advisor and (ii) the per share price paid for the shares by the redeeming shareholder.

The share repurchase program will be funded by, and limited to, proceeds realized from our sale of shares under our dividend reinvestment plan.

We reserve the right to reject any request for the redemption of shares. Additionally, we may terminate, suspend, or amend the share repurchase program at any time without shareholder approval if we believe such action is in the best interest of all shareholders or if we determine the funds otherwise available to fund our share repurchase program are needed for other purposes.

Share repurchase requests will be made on a first-come, first served basis. We cannot guarantee that we will have sufficient available cash flow to accommodate all requests when made. If we do not have such sufficient funds available, at the time when redemption is requested, the redeeming shareholder may (i) withdraw their request for redemption or (ii) ask that we honor their request, if and when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-serve basis.

As of December 31, 2016, 291,207 shares had been tendered for redemption by the Company, which represented all redemption requests received in good order and eligible for redemption through December 31, 2016, except for the 59,251 of shares in connection with the redemption requests that remained unsatisfied as of December 31, 2016. These shares were repurchased, or will be repurchased with respect to shares tendered for redemption in December 2016, with the proceeds from reinvested dividends at price per share of $10.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable as the Company is a Smaller Reporting Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto. Also see Forward-Looking Statements preceding Part I and Part I, Item 1A Risk Factors.

Overview

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.
•	We may not be able to achieve profitability.
•	Cash for distributions to investors will be cash flow from our operations (including sales of properties) or deferral of reimbursements or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to shareholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	We are dependent upon our Advisor which has the right to terminate the Advisory agreement upon 60 days’ written notice without cause or penalty.

From April 2012 until July 20, 2016 (“Termination Date”) the Company was engaged in an offering of its shares of common stock for sale to investors. The Company continues to sell its shares to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”).

We intend to invest primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

Subject to certain restrictions and limitations, our business is externally managed by our Advisor pursuant to an Advisory Agreement. Our Advisor, which is wholly-owned by our Sponsor, manages our operations and will manage our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset management, and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 10 to the Notes to the Consolidated Financial Statements.

Through December 31, 2016 we had sold 8,527,798 shares of the Company’s common stock pursuant to the offering for aggregate gross offering proceeds of $85,277,981.

Rich Uncles, LLC will make recommendations on all investments to our board of trust managers. All proposed real estate investments must be approved by at least a majority of our board of trust managers subject to guidelines established by our board of trust managers which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

We elected to be taxed as a REIT for U.S. for federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2014. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our shareholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our shareholders. However, we believe that we will be organized and will operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources

The Company’s proceeds from shares sold in the offering have been, and will continue to be, primarily for (i) property acquisitions; (ii) capital expenditures; and (iii) payment of principal on its outstanding indebtedness. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares, including those offered for sale through our dividend reinvestment plan, and from debt proceeds.

We expect that once we have fully invested the proceeds of the offering, our debt financing and other liabilities, including our pro rata share of the debt financing of entities in which we invest will be approximately 45% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets. We intend to limit our leverage to 45% of the cost of acquiring our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). This is an overall target. Our borrowings on one or more individual properties may exceed 45% of their individual cost, so long as our overall leverage does not exceed 45%. Our prospectus formerly limited our borrowing to 40% of our net assets (equivalent to 40% of the cost of our assets) unless any excess borrowing is approved by a majority of our conflicts committee and is disclosed to our shareholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

We may borrow amounts from our Advisor or Sponsor if such loan is approved by a majority of our trust managers, including a majority of our conflicts committee, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our prospectus. Neither our Advisor nor our Sponsor has any obligation to make any loans to us.

Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, and other working capital needs.

Generally, we expect to meet operating cash needs and make distributions from our cash flows from operating activities. There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in our ability to generate income to pay operating expenses or make distributions to our shareholders from operating activities or could reduce the amount of such distributions. Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions or reduce the amount of such distributions.

Generally, our policy is to pay distributions from cash flow from operations. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, our Advisor and our Sponsor may elect in their sole discretion to defer fees and/or reimbursements to which they are otherwise entitled to fund some or all of our distributions, of which a portion will deem to have been waived as described herein. Any such deferred reimbursements and fees will not be interest-bearing. Neither our Advisor nor our Sponsor has any obligation to defer any of their fees or reimbursements. We will not use the proceeds from sales of our common stock or borrowed money to pay distributions but rather will pay distributions from cash flow from operations and, as elected solely by our Advisor and/or Sponsor, from deferred reimbursements and fees.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our shareholders may be reduced and subsequent shareholders will experience dilution. A waiver or deferral of any fee or reimbursement owed to our Advisor or Sponsor will have the effect of increasing cash flow from operations for the relevant period because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any fee or reimbursement that was deferred, or any amounts advanced, that we later pay or reimburse, will have the effect of reducing cash flow from operations for the applicable period in which we pay or reimburse these amounts.

Generally, we expect to make payments of principal and interest on any indebtedness we incur from our cash flows from operating activities, including the proceeds from the sale of assets. We expect that our cash flows from normal operations not involving the sale of assets will be sufficient to make regularly scheduled payments of principal and interest. We will seek to structure our financing for acquisitions of assets such that any balloon payments or maturity dates involving extraordinary payments of principal are timed to match our expected receipt of funds from ownership and operation of the assets or the disposition by us of such assets. If cash flow from ownership and operation of an asset is not expected to be sufficient to make such payments of principal, and we do not anticipate that we will sell the asset at the time the principal payment comes due, we intend to make payments of principal out of proceeds from the refinancing of such indebtedness or out of cash flow from operation of our other assets or from our reserves. We may also use proceeds to pay down principal on indebtedness, including any balloon or monthly mortgage payments.

Our Advisor will establish working capital reserves from net offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

Portfolio Information

Our real estate investments were as follows:

	December 31, 2016	December 31, 2015
Number of Properties:
Retail	11	7
Office	7	1
Industrial	2	1
Total	20	9

Leasable Square Feet:
Retail	171,898	63,456
Office	220,123	20,800
Industrial	103,296	76,000
Total	495,317	160,256

Cash Flow Summary

The following table summarizes our cash flow activity for the years ended December 31, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$3,328,927	$600,734
Net cash used in investing activities	$(64,031,855)	$(37,295,999)
Net cash provided by financing activities	$72,065,212	$38,597,730

Cash Flows from Operating Activities

As of December 31, 2016, we owned twenty commercial properties. During the years ended December 31, 2016 and 2015, net provided by operating activities was $3,328,927 and $600,734, respectively. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and the related operations from such investments.

Cash Flows from Investing Activities

Net cash used in investing activities was $64,031,855 for the year ended December 31, 2016 and consisted primarily of the following:

•	$56,174,678 for the acquisition of eleven real estate properties;
•	$1,411,714 of net payments of acquisition fees to affiliate;
•	$7,676,321 refundable purchase deposits for future acquisitions; and
•	$1,230,858 proceeds received from distributions from sales proceeds in limited partnerships.

Net cash used in investing activities was $37,295,999 for the year ended December 31, 2015 and consisted primarily of the following:

•	$34,166,362 for the acquisition of eleven real estate properties;
•	$225,121 of payments of acquisition fees and costs;
•	$2,700,000 refundable purchase deposits for future acquisitions; and
•	$204,516 for website development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $72,065,212 for the year ended December 31, 2016 and consisted primarily of the following:

•	$34,083,000 of proceeds from mortgage notes payable;
•	$4,296,000 of cash released from escrow from mortgage financing;
•	$318,858 of payments on mortgage notes payable;
•	$8,044,432 of payments on unsecured credit facility; ;
•	$1,273,392 of payments of deferred financing costs;
•	$1,501,354 of payments of offering costs;
•	$1,000,000 from sale of an interest in real property recorded as financing costs;
•	$47,593,708 of cash proceeds from the issuance of common stock;
•	$2,637,078 used to repurchase shares under the Plan; and
•	$1,132,380 of cash dividends after giving effect to dividends reinvested by shareholders of $2,895,898;

Net cash provided by financing activities was $38,597,730 for the year ended December 31, 2015 and consisted primarily of the following:

•	$4,296,000 of proceeds from mortgage notes payable;
•	$4,296,000 of cash released from escrow from mortgage financing;
•	$33,376 of payments on mortgage notes payable;
•	$16,154,959 of borrowings on the unsecured credit facility;
•	$8,110,527 of payments on unsecured credit facility;
•	$14,560 of payments of deferred financing costs;
•	$501,287 of payments of offering costs;
•	$31,493,066 of cash proceeds from the issuance of common stock;
•	$232,106 used to repurchase shares under the Plan; and
•	$158,439 of cash dividends after giving effect to dividends reinvested by shareholders of $415,769.

Capital Resources

Generally, cash needs for property acquisitions, debt payments, capital expenditures, development, and other investments will be funded by equity and debt offerings, bank borrowings, and to a lesser extent, by internally generated funds. Cash needs for operating and interest expense and dividends will generally be funded by internally generated funds. If available, future sources of capital include proceeds from the offering or future offerings of the Company’s equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Results of Operations

Our results of operations for the year ended December 31, 2016 are not indicative of those expected in future periods.

The Company owned nine properties at December 31, 2015. During 2016, the Company acquired one property in the first quarter, four properties in the second quarter, three properties in the third quarter and three properties in the fourth quarter. We expect that rental income, tenant recoveries, depreciation and amortization expense, interest expense, and asset management fees to affiliates to each increase in future periods as a result of owning the eleven properties acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

Rental Income

Rental income for the years ended December 31, 2016 and 2015 was $5,549,034 and $962,151, respectively. The annualized rental income of the properties owned as of December 31, 2016 was $7,639,234.

Tenant Recoveries

Tenant recoveries for the years ended December 31, 2016 and 2015 were $865,588 and $16,036, respectively. Pursuant to many of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Acquisition fees to affiliate for the years ended December 31, 2016 and 2015 were $778,137 and $0, respectively. In 2016, acquisition fees incurred prior to October 1, 2016 were expensed. Upon adopting ASU 2017-01, acquisition fees were capitalized. Acquisition fees capitalized in 2016 were $375,391.

Asset management fees to affiliates for the years ended December 31, 2016 and 2015 were $404,561 and $73,200, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Disposition fees to affiliate for the years ended December 31, 2016 and 2015 were $30,000 and $0, respectively.

Property management fees to affiliate for the years ended December 31, 2016 and 2015 were $21,267 and $3,188, respectively (See Note 10).

General and Administrative

General and administrative expenses for the years ended December 31, 2016 and 2015 were $2,060,017 and $1,079,693, respectively. The advertising costs relating to the offering of the Company’s common stock is included in general and administrative expenses. Advertising costs were $1,515,661 and $682,053 for the years ended December 31, 2016 and 2015 respectively. General and administrative expenses, excluding advertising, were $544,356 and $303,467 for the years ended December 31, 2016 and 2015, respectively. Since the Company has been only selling shares pursuant to the Plan since July 20, 2016, the advertising costs should be significantly reduced in future years.

Depreciation and Amortization

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 were $3,134,979 and $768,122, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the years ended December 31, 2016 and 2015 was $768,122 and $186,438, respectively. Interest expense related to mortgage notes payable was $616,617 and $86,382 for the years ended December 31, 2016 and 2015, respectively. Interest expense related to the unsecured credit agreement was $39,779 and $67,859 for the years ended December 31, 2016 and 2015, respectively. Also included in interest expense was $140,115 and $32,197 for the years ended December 31, 2016 and 2015, respectively, of amortization of deferred financing costs.

Also included in interest expense is ($73,919) for the year ended December 31, 2016 due to the unrealized gain on interest rate swaps. The Company did not have any interest rate swaps in 2015. In addition, interest expense of $45,530 and $0 for the years ended December 31, 2016 and 2015, respectively, relate to the tenant in common sales deposit liability.

Property Expenses

Property expenses for the years ended December 31, 2016 and 2015, were $994,503 and $61,591, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses.

Acquisition Costs

Acquisition costs for the years ended December 31, 2016 and 2015 were $135,822 and $201,464, respectively. Acquisition costs incurred before the Company adopted ASU 2017-01 were expensed. Acquisitions costs after that date are capitalized. The Company does not expect to expense any acquisition costs unless there are costs incurred related to potential acquisitions that are not acquired.

Organization and Offering Costs

Our organization and offering costs are paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the offering. The costs to market the offering and all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate are organization and offering costs.

We are obligated to reimburse our Sponsor for organization and offering costs related to the offering and the Plan paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the offering and the Plan as of the date of the reimbursement.

As of December 31, 2016, the Company had not directly incurred any organization and offering costs related to the offering as all such costs had been funded by our Sponsor. As a result, these organization and offering costs related to the offering are not recorded in our financial statements as of December 31, 2016 other than to the extent of 3% of the gross offering proceeds. Through December 31, 2016, our Sponsor had incurred organization and offering costs on our behalf in connection with the Offering of $3,424,663. As of December 31, 2016, the Company had recorded $2,555,866 of organization and offering costs, of which $41,797 was payable to the Sponsor or affiliates.

Distributions

During our Offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Distributions declared, distributions paid and cash flows from operations were as follows during the years ended December 31, 2015 and 2016:

		Dividends	Dividends paid		Cash flows (used in) provided by
Period	Dividends declared	declared per share	Cash	Reinvested	operating activities (1)
First Quarter 2015	34,484	$0.1875	15,427	19,057	92,738
Second Quarter 2015	76,105	$0.1875	38,690	37,415	250,244
Third Quarter 2015	156,885	$0.1875	39,706	117,180	144,802
Fourth Quarter 2015	306,734	$0.1875	64,616	242,118	112,950
First Quarter 2016	543,128	$0.1875	146,053	397,075	544,548
Second Quarter 2016	822,276	$0.1875	233,886	588,390	802,547
Third Quarter 2016	1,138,526	$0.1875	316,501	822,024	955,147
Fourth Quarter 2016	1,529,518	0.1875	435,919	1,093,599	1,026,685
Totals	$4,607,656	$1.500	$1,290,798	$3,316,857	$3,929,661

For the year ended December 31, 2016 distributions paid to our shareholders were 21% ordinary income, 0% capital gain, and 79% return of capital/nondividend distribution. Distributions are paid on a quarterly basis. In general, distributions for record dates as of end of a given quarter are paid on or about the 20th of the following month.

Going forward, we expect our board of trust managers to continue to declare cash distributions based on daily record dates and to pay these distributions on a quarterly basis, and after our offering, to continue to declare stock distributions based on a single record date as of the end of the quarter, and to pay these distributions on quarterly basis. Cash distributions will be determined by our board of trust managers based on our financial condition and such other factors as our board of trust managers deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our shareholders other than as necessary to meet IRS REIT qualification standards.

To date, the sources of cash used to pay our shareholder distributions have been from net rental income received and/or deferral of Advisor Fees.

Properties

As of December 31, 2016, we owned twenty properties. In evaluating these properties as a potential acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties, and we believe that the properties are adequately insured.

More information on our properties and investments can be found in Item 2. Properties of this Annual Report.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilized different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income (loss).

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

Fair Value of Financial Instruments

Under GAAP, the Company is required to measure certain financial statements at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a Smaller Reporting Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2016, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of December 31, 2016 because of material weaknesses in our internal control over financial reporting existed as further described below.

Notwithstanding the existence of the material weaknesses in internal control over financial reporting, we believe that our consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented therein in conformity with generally accepted accounting principles in the United States.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting in our December 31, 2017 Annual Report on Form 10-K.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of December 31, 2016 because of material weaknesses in our internal control over financial reporting described in Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

Remediation Plan

Management, and our Board of Trust Managers, are committed to remediating the material weaknesses through hiring additional qualified resources, continued training of personnel, improving the structure and timeliness of our accounting close process and continuing to enhance our financial review controls. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control as described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016. Specifically:

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

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2016, all items required to be disclosed under Current Reports on Form 8-K were reported as required.

PART III

ITEM 10.	TRUST MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Trust Managers

We have provided below certain information about our executive officers and Trust Managers. All of our Trust Managers have terms expiring on the date of the Annual Meeting and are being nominated for re-election to serve until the 2018 annual meeting and until his or her successor is elected and qualified.

Name (1)	Age (2)	Positions	Year of First Becoming a Trust Manager
Harold C. Hofer	61	Chief Executive Officer and Trust Manager	2015
Raymond E. Wirta	73	Chairman of the Board and Trust Manager	2015
Howard Makler	49	President and Chief Marketing Officer	N/A
Jean Ho	49	Chief Financial Officer and Secretary	N/A
Vipe Desai	49	Independent Trust Manager (3)	2015
David Feinleib	42	Independent Trust Manager (3)	2015
Jonathan Platt	31	Independent Trust Manager (3)	2015
Jeffrey Randolph	60	Independent Trust Manager (3)	2015
John Wang	54	Trust Manager	2016

(1)	The address of each executive officer and Trust Manager listed is 3080 Bristol Street, Suite 550, Costa Mesa, California 92626.
(2)	As of July 3, 2017.
(3)	Member of our audit committee.

Mr. Harold Hofer. Our Board of Trust Managers has concluded that Harold Hofer is qualified to serve as a Trust Manager and as our Chief Executive Officer by reason of his extensive industry and leadership experience. Mr. Hofer is a sponsor of our REIT. Together with Mr. Wirta, he indirectly owns and controls our advisor. Mr. Hofer has been a lawyer since 1980 and is an inactive member of the California State Bar. He was formerly owner of Hofer Realty Advisors, a boutique real estate firm that acted as a principal and advised clients in various real estate transactions focused on investments in retail shopping centers. Mr. Hofer is a principal in a private investment fund known as REIT Opportunity Capital Advisors, or “ROCA”, which invests in the listed stocks of public REITs. He has participated in real estate transactions, as a principal and as a broker, valued in excess of $2 billion in his 30-year real estate career. Mr. Hofer has extensive underwriting, acquisition and management experience, and has asset managed multi-million dollar portfolios of owned properties. As our Chief Executive Officer and a principal of our external advisor, Mr. Hofer is best-positioned to provide our Board of Trust Managers with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of our advisor, Mr. Hofer brings to our Board of Trust Managers demonstrated management and leadership ability. Mr. Hofer has been employed by our advisor, which was formerly known as Nexregen, LLC, since it was founded in 2007, during which time he has also been engaged independently as a real estate investment sponsor and investor in California, Texas and elsewhere.

Mr. Raymond Wirta. Our Board of Trust Managers has concluded that Raymond Wirta is qualified to serve as one of our Trust Managers by reason of his expertise with real estate-related investments. Mr. Wirta is a sponsor of our REIT. Together with Mr. Hofer, he indirectly owns and controls our advisor. Mr. Wirta is currently Chairman and is the former Chief Executive Officer of CBRE (NYSE:CBG), a global real estate services firm. From 2009 through the present, he has been Chief Executive Officer of the Koll Company, a West Coast-based real estate investment and development company. He previously served as Chief Executive Officer for Koll Management Services and Bolsa Chica Company during time frames when both were publicly traded real estate companies. Based on these experiences, Mr. Wirta offers insights and perspective with respect to our real estate portfolio. From 2010 through the present, he has been president of Irvine Company, a privately held California based real estate development company with ownership of 115 million square feet of apartments, office, retail and resorts in California. As one of our executive officers and a principal of our advisor, Mr. Wirta is also able to direct our Board of Trust Managers to the critical issues facing our Company.

Mr. Howard Makler. Mr. Makler is our president and chief marketing officer, having joined our advisor in 2013. He also currently serves as chief executive officer of Howie’s Game Shack, which he founded in 2005. Howie’s Game Shack operates the largest interactive centers in North America, allowing approximately 1,000 gamers to simultaneously play PCs and XBOXs competitively. From 1992 through 2005, Mr. Makler was co-founder, chairman and chief operating officer of Excess Space Retail Services, which specialized in real estate disposition and lease renegotiation for retail chains. He has served as professor at the International Council of Shopping Centers’ School of Leasing at the Wharton School of the University of Pennsylvania from 2004 through the present. In 2003, Mr. Makler received the “Rising Stars 40 under 40 Award” by Chain Store Age. He has been featured on ABC, Fox News, CNN and the Wall Street Journal. He has served on the Board of Directors for The Skyhook Foundation, a charity founded by Kareem Abdul-Jabbar, and as Vice Chair for Athletics & Entertainers for Kids.

Ms. Jean Ho. Ms. Ho is our Chief Financial Officer, having joined our advisor in January 2016. Ms. Ho is also an adjunct professor of taxation at California State University, Fullerton's Graduate School of Accounting. From 2010 through 2015, Ms. Ho served as the Chief Operating Officer and Chief Financial Officer of Soteira Capital, LLC, a Southern California-based, registered investment adviser with approximately $250 million under management that serves investment companies, pooled investment vehicles, pension and profit sharing plans, high net worth individuals, private foundations, and charitable organizations. Prior to her service at Soteira Capital, LLC, Ms. Ho served as the Chief Financial Officer of MKA Capital Advisors, LLC, a sponsor and manager of an approximately $750 million private real estate investment fund, and, prior to that, as a director at BridgeWest, LLC, a $500 million family office. Prior to entering private practice, she was employed by KPMG, specializing in real estate, financial services, and personal financial planning. Ms. Ho has also been a member of the California State Bar since 1996 and a licensed Certified Public Accountant in California since 1992.

Mr. Vipe Desai. Our Board of Trust Managers has concluded that Vipe Desai is qualified to serve as an independent Trust Manager for reasons including his extensive knowledge and understanding of marketing and branding. Mr. Desai has spent the majority of his professional career in the action sports industries. From 1993 to 1998, Mr. Desai owned and operated H2O Surf and Snowboard Shop in Orange County, CA. This professional experience exposed Mr. Desai to action sports industries and provided him with valuable knowledge regarding marketing and brand awareness vis-à-vis action sports enthusiasts. In 2000 Mr. Desai founded Propaganda HQ (“PHQ”), which he continues to manage. PHQ is a youth brand consulting agency which assists its clients in developing brand strategies, event production, social media marketing and digital marketing. PHQ’s clients have included Red Bull, Monster Energy, DaimlerChrysler, Surfrider Foundation, Billabong, DaKine, Electric Eyewear, Nixon Watches, O’Neill, Reef, HBO, and Ball Park Franks. From 2009 to 2010, Mr. Desai also held senior marketing positions with Monster Energy and TransWorld Media. While at Monster Energy, Mr. Desai was responsible for sponsored athlete relations, events and brand partnerships worldwide. Mr. Desai is the founder and director project BLUE (www.betruetoblue.com), a consortium of leading surf apparel companies which produce complementary lines of premium “project BLUE” products, with a portion of the sales proceeds being directed to the Surfrider Foundation and the SIMA Environmental Fund. Mr. Desai is a current or past Board member of various charitable organizations, including project BLUE, the SIMA Humanitarian Fund, the Rob Dyrdek Foundation, the Surfrider Foundation and Life Rolls On. Mr. Desai brings a unique perspective on the “branding” of our REIT’s investment products, including web site design, public relations and marketing. He is a graduate of Point Loma Nazarene University.

Mr. David Feinleib. Our Board of Trust Managers has concluded that David Feinleib is qualified to serve as an independent Trust Manager by reason of his expertise in management and data analytics. From 2011 through the present, Mr. Feinleib has served as the Managing Director of The Big Data Group and from 2013 through the present as Founder and CEO of Content Analytics, Inc. The Big Data Group provides strategy consulting to leading technology buyers and vendors to unlock the value of their data assets. Content Analytics, a leader in E-Commerce analytics, helps major brands and retailers optimize the Findability and Shopability of their products online. Mr. Feinleib’s Big Data Landscape has been viewed more than 200,000 times and is used as a reference by Intel, Dell, VMWare, and the US Government, among others. His book Big Data Bootcamp is available from Apress in the United States. Mr. Feinleib has been quoted by Business Insider and CNET, and his writing has appeared on Forbes.com and in Harvard Business Review China. From 2006 to 2011, Mr. Feinleib was a general partner at Mohr Davidow Ventures, where he led investments in Software as Service (SaaS) companies, including Infusion Software, which completed a $55M Series D round of funding led by Bain Capital Ventures, Goldman Sachs, and others in 2014. From 2001 to 2003, Mr. Feinleib co-founded Consera Software and worked as Vice President of Products, which was acquired by HP, and from 2004 to 2012, co-founded Likewise Software and served as Director, which was acquired by EMC. A lifelong entrepreneur, Mr. Feinleib taught himself how to program and joined Microsoft at age 16. Mr. Feinleib holds a BA from Cornell University and an MBA from the Graduate School of Business at Stanford University. He is an avid violinist and a four-time Ironman distance finisher.

Mr. Jonathan Platt. Our Board of Trust Managers has concluded that Jonathan Platt is qualified to serve as an independent Trust Manager by reason of his experience as a real estate lawyer, investor and manager. Mr. Platt has more than three years’ relevant experience in the real estate business. Mr. Platt is a principal in Kingstone Properties, founded in 2011, serving as both counsel and its chief financial officer. Kingstone Properties is a full service commercial real estate firm, specializing in investments and property management. Mr. Platt is also a partner in Platt Law Group, LLP, a real estate law firm founded in 2011. Prior to joining Kingstone Properties, Mr. Platt briefly served as a financial analyst at LSA, working on transactions including municipal securities stripping, HUD multi-family refinancings, real estate loan syndication and special situations. Mr. Platt received his J.D. from the Benjamin N. Cardozo School of Law, where he served as an editor on the Cardozo Public Law, Policy & Ethics Journal, and he is an active member of the State Bar of California (admitted 2010). He received his bachelor’s degree in finance, graduating cum laude, from Sy Syms School of Business at Yeshiva University. He is also a licensed real estate broker in California.

Mr. Jeffrey Randolph. Our Board of Trust Managers has concluded that Jeffrey Randolph is qualified to serve as an independent Trust Manager by reason of his extensive experience in investment management. From 2002 through 2007 and then again from 2010 through March of 2017 (now retired) Mr. Randolph was a Principal and the Chief Financial Officer and Chief Compliance Officer for Affinity Investment Advisors, LLC, a firm specializing in U.S. stock exchange investments. In 2007 Affinity was purchased by Morgan Stanley Investment Management. From 2007 through 2010 Mr. Randolph served as a Managing Director for Morgan Stanley and its wholly owned subsidiary Van Kampen Investments. His role included supporting the firm’s domestic and international investment clients. Towards end of 2010, Mr. Randolph was part of the decision to re-launch Affinity as an independent entity to capitalize on the increasing investor interest in boutique management firms. Mr. Randolph brings 25 years of investment experience to our REIT. His previous work experience includes Principal at Avalon Financial Group Inc., Chief Financial Officer for Bonutto-Hofer Investments and Vice President at Security Pacific National Bank. Mr. Randolph is a Board Member of TST Hope Builders, an Orange County based non-profit dedicated to providing disadvantaged youth life skills and job training. Mr. Randolph received his bachelor degree in Business Finance from California State University, Long Beach in 1978.

Mr. John Wang. Our Board of Trust Managers has concluded that John Wang is qualified to serve as a Trust Manager by reason of his extensive real estate experience. Mr. Wang is the president and founding member of Pacific Coast Realty Services, Inc., and chairman of VenQuest Hotel Group, which owns and manages a portfolio of hotels and commercial properties throughout the U. S. for the past 25 years. He has been instrumental in the formation, development and direct investment of over thirty companies since 1988. Mr. Wang is a former board member of General Bank, a Los Angeles based financial institution with over $3 billion in assets. He was actively involved in the strategic planning and growth of the bank and was instrumental in the bank’s formation of GBC Venture Capital in 1998. He was a member of the executive loan committee and community reinvestment committee. He was the principal strategist in the merger of General Bancorp with Cathay Bank in 2003. Mr. Wang is also one of the owners of our advisor and, accordingly, is not considered to be an independent Trust Manager. For the past five years, Mr. Wang has acted as a private investor.

In 2001, Mr. Wang was appointed by the former president of Taiwan to serve as a member of the Taiwan Parliament from 2001 to 2004. As member of the Senate Foreign Relations Committee, he participated and led several delegations on diplomatic and trade missions around the world for Taiwan. He is currently a member of the advisory board for the Taiwan Parliament.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See “Report of the Audit Committee—Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Compensation of Independent and Non-Officer Trust Managers

If a Trust Manager is also one of our executive officers, we do not pay any compensation to that person for services rendered as a Trust Manager. We pay each of our independent Trust Managers and our non-independent non-officer Trust Manager John Wang for attending meetings as follows: (i) 500 shares for each Board meeting attended; (ii) 500 shares for each committee meeting attended; and (iii) 100 shares for each acquisition vote outside of votes in the course of a Board meeting. All Trust Managers receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Trust Managers.

For the year ended December 31, 2016, we paid our Trust Managers as follows:

Name	Shares Issued
Vipe Desai	1,400
David Feinleib	1,500
Jonathan Platt	1,400
Jeffrey Randolph	900
John Wang	900

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

STOCK OWNERSHIP

As of July 13, 2016, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. The following table shows, as of July 13, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) each of our Trust Managers and executive officers; and (2) all of our Trust Managers and executive officers as a group. Mr. Makler and two of our Trust Managers, Messrs. Hofer and Wirta, also act as our executive officers through their roles with our advisor.

Name (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Harold C. Hofer	11,005 shares	0.13167103	%*
Raymond E. Wirta	18,864 shares	0.22570126	%*
Howard Makler	18,685 shares	0.22355959	%*
Jean Ho	2,235 shares	0.02674101	%*
Vipe Desai	2,616 shares	0.3129954	%*
David Feinleib	7,887 shares	0.09436524	%*
Jonathan Platt	14,550 shares	0.17408574	%*
Jeffrey Randolph	3,830 shares	0.04582463	%*
John Wang	2,234 shares	0.02672904	%*
All Trust Managers and executive officers as a group	81,906 shares	0.97997708	%*

*	Less than 1% of the outstanding common stock and none of the shares is pledged as security.

(1)	The address of each named beneficial owner is 3080 Bristol Street, Suite 550, Costa Mesa, CA 92626.

(2)	Based on 8,357,951 shares of common stock outstanding on July 13, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, once our shares of common stock are registered pursuant to Section 12 of the Exchange Act, Trust Managers, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. During 2016, our shares of common stock became registered under the Exchange Act and the reports were required to be filed under Section 16(a) of the Exchange Act by all of the persons listed above during 2016 were filed late on July 13, 2017.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN INFORMATION ABOUT MANAGEMENT

 The Board of Trust Managers

We operate under the direction of the Board of Trust Managers. The Board of Trust Managers oversees our operations and makes all major decisions concerning our business. We currently have seven Trust Managers, three of whom are affiliates of our advisor, Raymond E. Wirta, Harold C. Hofer, and John Wang, and four of whom are independent. All seven of our Trust Managers have been nominated for re-election at the Annual Meeting. For biographical information regarding our Trust Managers, see “Executive Officers and Trust Managers” below.

During 2016, the Board of Trust Managers held three regular quarterly meetings. There is one committee of the Board of Trust Managers, which is composed entirely of independent Trust Managers: the audit committee. Information regarding the audit committee is set forth below. During 2016, each of our Trust Managers attended at least 75% of the meetings of the Board.

Board Leadership Structure

The composition of the Board of Trust Managers and the Company governance provisions in our charter ensure strong oversight by independent Trust Managers. As noted above, the audit committee is composed entirely of independent Trust Managers. Our Company’s management is led by Mr. Hofer, our chief executive officer, and Mr. Wirta, our Chairman of the Board, and each has held those positions since our inception in 2015. As chairman of the Board, Mr. Wirta is responsible for leading Board meetings and meetings of shareholders, generally setting the agendas for Board meetings in consultation with Mr. Hofer and subject to the requests of other Trust Managers. Mr. Hofer is responsible for providing information to the other Trust Managers in advance of meetings and between meetings. The direct involvement of Messrs. Wirta and Hofer in the Company’s operations makes them best positioned to lead strategic planning sessions and determine the time allocated to each agenda item in discussions of our short- and long-term objectives. We do not currently have a policy requiring the appointment of a lead independent Trust Manager as all of our independent Trust Managers are actively involved in Board and committee meetings.

The Role of the Board of Trust Managers in our Risk Oversight Process

Our executive officers and our advisor are responsible for the day-to-day management of risks faced by the Company, while the Board of Trust Managers, as a whole and through its committees, has responsibility for the oversight of risk management. No less than quarterly, the entire Board of Trust Managers reviews information regarding the Company’s liquidity, credit, operations, regulatory compliance and compliance with covenants in our material agreements, as well as the risks associated with each. In addition, each year the Board of Trust Managers reviews significant variances between our current portfolio business plan and our original underwriting analysis and each quarter the Trust Managers review significant variances between our current results and our projections from the prior quarter, review all significant changes to our projections for future periods and discuss risks related to our portfolio. The audit committee oversees risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The audit committee manages risks associated with the independence of the independent Trust Managers and potential conflicts of interest involving our advisor and its affiliates. Although the committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Trust Managers is regularly informed through committee reports about such risks as well as through regular reports directly from the executive officers responsible for oversight of particular risks within our Company.

Trust Manager Independence

Our charter requires that a majority of our Trust Managers be “Independent Trust Managers” (as defined in our charter), except at a time when there is a vacancy on the Board of Trust Managers. A copy of our charter is available in the REIT I Corporate Governance section of our website at www.richuncles.com. For purposes of our charter, an Independent Trust Manager is any Trust Manager who is not associated and has not been associated within the last two years, directly or indirectly, with our advisor. A Trust Manager is deemed to be associated with our advisor if he or she: (i) owns an interest in the advisor or any of its affiliates; (ii) is employed by our advisor or any of its affiliates; (iii) is an officer or Trust Manager of the advisor or any of its affiliates; (iv) performs services, other than as a Trust Manager, for the Company; (v) is a Trust Manager for more than three REITs organized by our advisor; or (vi) has any material business or professional relationship with our advisor or any of its affiliates. For purposes of determining whether or not the business or professional relationship is material, the gross revenue derived by the Trust Manager form advisor and affiliates shall be deemed material per set if it exceed 5% of the Trust Manager’s annual gross revenue (derived from all sources) during either of the last two years or net worth (on a fair market value basis). A Trust Manager is also deemed to be associated with our advisor if the Trust Manager’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law is or has been associated with our advisor, any of its affiliates or the Company.

In order to reduce or eliminate certain potential conflicts of interest, our independent Trust Managers our independent Trust Managers are authorized to act on any matter permitted under California law. Our independent Trust Managers act by majority vote. Our independent Trust Managers are also empowered to retain separate legal and financial advisors at our expense.

Our independent Trust Managers discharge the Board’s responsibilities relating to the nomination of independent Trust Managers and the compensation of our independent Trust Managers. Subject to the limitations in our charter and with shareholder approval, our independent Trust Managers may also create stock-award plans.

The responsibilities of our independent Trust Managers include the following:

●	reviewing and reporting on our policies;
●	approving transactions with affiliates and reporting on their fairness to us;
●	supervising and evaluating the performance and compensation of our Advisor;
●	reviewing our expenses and determining that they are reasonable and within the limits prescribed by our charter;
●	approving borrowings in excess of the total liabilities limit set forth in our charter; and
●	discharging the Board of Trust Managers’ responsibilities relating to compensation.

Independent Trust Managers:

Mr. David Feinleib
Mr. Vipe Desai
Mr. Jonathan Platt
Mr. Jeffrey Randolph

During 2016, the independent Trust Managers held three executive session meetings and participated in three joint meetings with the entire Board of Trust Managers.

In addition, although our shares are not listed for trading on any national securities exchange, a majority of the Trust Managers, and all of the members of the audit committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent Trust Manager, in addition to satisfying certain bright-line criteria, the Board of Trust Managers must affirmatively determine that a Trust Manager has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us).

The Board of Trust Managers has determined that Vipe Desai, David Feinleib, Jonathan Platt, and Jeffrey Randolph each qualify as an “Independent Trust Manager” as defined in our charter and satisfies the New York Stock Exchange independence standards. Messrs. Desai, Feinleib, Platt and Randolph also serve as independent Trust Managers of Rich Uncles NNN REIT, Inc., an affiliated real estate investment trust.

Code of Business Conduct and Ethics

On March 10, 2017, our Board of Trust Managers approved and adopted our Code of Business Conduct and Ethics (the “Code”) which is filed as an Exhibit to this Annual Report on Form 10-K. The Code is also posted on our website at www.richuncles.com and will be provided to any shareholder, without charge, upon request.

The Audit Committee

General

Our newly formed audit committee’s function is to assist the Board of Trust Managers in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, and (iv) our independent auditors’ qualifications, performance, and independence. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. Prior to its formation, the responsibilities of the audit committee were carried out by the Board, including our independent Trust Managers. The audit committee charter is available in the REIT I Corporate Governance section of our website at www.richuncles.com .

The members of the audit committee are Jeffrey Randolph (Chairman), Vipe Desai, David Feinleib, and Jonathan Platt. All of the members of the audit committee are “Independent Trust Managers” as defined by our charter and are “independent” as defined by the New York Stock Exchange and applicable rules of the SEC. All members of the audit committee are financially literate, and the Board of Trust Managers has determined that Mr. Randolph satisfies the SEC’s requirements for an “audit committee financial expert.” Other than also serving as Chairman of the audit committee for Rich Uncles NNN REIT, Inc., Mr. Randolph does not serve on the audit committee[ies] of any other public company/ies, in addition to his service on our audit committee.

The audit committee was formed in May 2017; therefore, during 2016, the audit committee held no meetings and no report of the audit committee for 2016 is included in this proxy statement. Because there was no audit committee in 2016, the audit committee functions were performed by our independent Trust Managers. See “Report of the Independent Trust Managers” below.

Pre-Approval Policies

In order to ensure that the provision of services by the Company’s independent registered public accounting firm does not impair the auditors’ independence, the audit committee (and our Board of Trust Managers independent Trust Managers prior to the establishment of the audit committee in May 2017) pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers (and, prior to the establishment of the audit committee in May 2017, the Board of Trust Managers independent Trust Managers considered) whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

For the years ended December 31, 2016 and 2015, all services rendered by Anton & Chia were pre-approved in accordance with the policies and procedures described above.

Report of the Independent Trust Managers

Review of Our Policies

The independent Trust Managers have reviewed our policies and determined that they are in the best interest of our shareholders. Set forth below is a discussion of the basis for that determination.

Offering Policy. On July 20, 2016, in consideration of our size, the pace at which shares were sold in the primary offering, the costs associated with conducting a continuous primary offering, and the conditions in the real estate and capital markets, the Board of Trust Managers approved an early termination of the primary offering. We continue to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all of shares available for sale. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general Company purposes, including, but not limited to: (i) the repurchase of shares under our share repurchase program; (ii) capital expenditures and leasing costs related to our real estate investments; (iii) reserves required by any financings of our real estate investments; and (iv) the repayment of debt. For the year ended December 31, 2016, the costs of raising capital in our primary public offerings and our dividend reinvestment plan represented 3% of the capital raised.

Acquisition and Investment Policies. We have invested substantially all of the net proceeds of the offering in a diverse portfolio of real estate investments and we continue to seek to make additional real estate investments, 80% of which investments are required to be made in California properties.

We primarily invest, directly or indirectly through investments in non-affiliated entities, in single-tenant income-producing corporate properties, which are leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we plan to diversify our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders through a relatively predictable and stable current stream of income from properties with the potential for long-term capital appreciation in the value. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, or shares of or interests in other REITs or real estate companies. We make acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

Borrowing Policies. We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to fund repurchases of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.

There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we intend to utilize up to 45% leverage in connection with our acquisition strategy, unless any excess borrowing is approved by a majority of the independent Trust Managers. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).

We may borrow amounts from our advisor or its affiliates only if such loan is approved by a majority of our independent Trust Managers not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

We may re-evaluate and change our debt strategy and policies in the future without a shareholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

There is no limitation on the amount we may borrow for the purchase of any single asset. We limit our total leverage to 45% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets. We may exceed the 45% limit only if a majority of independent Trust Managers approves each borrowing in excess of this limitation. To the extent financing in excess of this leverage limit is available at attractive terms, independent Trust Managers may approve debt in excess of this limit. For the year ended December 31, 2016 our leverage borrowings, excluding temporary, unsecured borrowings, were approximately 37% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively.

Creditworthiness of Tenants Policies. In the course of making a real estate investment decision, we assess the creditworthiness of the tenant which leases the property we intend to purchase. Tenant creditworthiness is an important investment criterion, as it provides a barometer of relative risk of tenant default. Tenant creditworthiness analysis is just one element of due diligence which we intend to perform when considering a property purchase; and the weight we intend to ascribe to tenant creditworthiness is a function of the results of other elements of due diligence.

Some of the properties we intend to acquire will be leased to public companies. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals).

The creditworthiness of investment grade public companies is generally regarded as very high. As to prospective property acquisitions leased to other than investment grade tenants, we intend to analyze publicly available information and/or information regarding tenant creditworthiness provided by the sellers of such properties and then make a determination in each instance as to whether we believe the subject tenant has the financial fortitude to honor its lease obligations.

We do not intend to systematically analyze tenant creditworthiness on an ongoing basis, post-acquisition. Many leases will limit our ability as landlord to demand on recurring bases non-public tenant financial information. It will be our policy and practice, however, to monitor public announcements regarding our tenants, as applicable, and tenant payment histories.

Leasing Policies. We expect, in most instances, to acquire single tenant properties with existing net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. We anticipate that most of our acquisitions will have lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.

Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance.

Disposition Policies. We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our shareholders. The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.

We may sell assets to third parties or to affiliates of our advisor. All transactions between us and our advisor and its affiliates must be approved by a majority of the independent Trust Managers.

We sold 29.86% of on property for gross proceeds of $1,000,000 during the year ended December 31, 2016 (see Note 5 to the Notes to Consolidated Financial Statements).

Policy Regarding Transactions with Related Persons. Our independent Trust Managers review and approve all transactions between us and our advisor, any of our officers or Trust Managers or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the independent Trust Managers must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Business Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and Trust Managers to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and Trust Managers are required to report potential and actual conflicts to the Compliance Officer, currently our chief financial officer, or directly to the independent Trust Managers, as appropriate.

Certain Transactions with Related Persons

The independent Trust Managers have reviewed the material transactions between our affiliates and us since the beginning of 2015 as well as any such currently proposed material transactions. Set forth below is a description of such transactions and the independent Trust Managers’ report on their fairness.

During 2016, we entered into a Non-Solicitation Agreement in which we agreed not to solicit the employment of any employee of our advisor during the 12 month period following any termination of or failure to annually renew the Advisory Agreement.

During 2016, we sold 364,352 of our shares for $3,643,518 to Rich Uncles Real Estate Investment Trust I. an affiliated entity.

The independent Trust Managers believe that these arrangements with our advisor and the affiliated entity are fair, reasonable and in the best interests of our shareholders.

Relationship with our Advisor. Our advisor paid for all of the organization and offering expenses we incurred in connection with the offering. We reimbursed our advisor for those expenses that were paid out of the proceeds of the offering but not in excess of 3% of the gross offering proceeds that we received.

Our advisor provides day-to-day management of our business. Among the services provided by our Advisor under the terms of the advisory agreement are the following:

●	finding, presenting and recommending to us real estate and real estate-related investment opportunities consistent with our investment policies and objectives;
●	structuring the terms and conditions of our investments, sales and joint ventures;
●	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;
●	arranging for financing and refinancing of our properties and our other investments;
●	entering into leases and service contracts for our properties;
●	supervising and evaluating each property manager’s performance;
●	reviewing and analyzing the properties’ operating and capital budgets;
●	assisting us in obtaining insurance;
●	generating an annual budget for us;
●	reviewing and analyzing financial information for each of our assets and our overall portfolio;
●	formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;
●	performing investor-relations services;
●	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;
●	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and
●	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of the Board and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.

Pursuant to the Advisory Agreement, we were obligated to reimburse our advisor and its affiliates for organization and offering costs they incurred on our behalf, subject to a maximum reimbursement of 3% of the gross proceeds were received in the offering. For the year ended December 31, 2016, our advisor had incurred approximately $3,424,663 of organization and offering expenses on our behalf, of maximum reimbursable to our advisor was $2,558,339, of which $44,270 was payable as of December 31, 2016.

We incur acquisition fees payable to our advisor equal to 3.0% of the cost of each investment acquired by us. Acquisition fees relate to services provided in connection with the selection and acquisition of real estate investments. Acquisition fees for the year ended December 31, 2016 were $1,153,528, of which $48,950 was overpaid to and receivable from advisor as of December 31, 2016.

 We incur disposition fees payable to our advisor equal to 3% of the sales price of each investment sold by us. Disposition fees for the year ended December 31, 2016 were $30,000, of which all was paid to advisor as of December 31, 2016.

For asset management services, we pay our advisor a monthly fee. With respect to investments in real property, the asset management fee is a monthly fee equal to 0.05% of the total average investment value of the assets monthly. Asset management fees for the year ended December 31, 2016 were approximately $404,583, of which $44,015 was payable as of December 31, 2016.

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if our advisor provides substantial services in connection with the post-acquisition financing or refinancing of any debt that we obtain relative to the properties or the REIT, we will pay the advisor or its assignees a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees for the year ended December 31, 2016 were $383,790, of which $137,800 was payable as of December 31, 2016.

Our real estate properties are intended to be triple-net single tenant properties with limited, if any, property management responsibilities. However, if our advisor or its affiliates provides property management services for our properties, we will pay fees equal to 1.5% of gross revenues from the properties managed. We also will reimburse our advisor or its affiliates for property-level expenses that it pays or incurs on our behalf, including salaries, bonuses and benefits of persons employed by our advisor or affiliates except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers. Our advisor or its affiliates may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. Property management fees for the year ended December 31, 2016 were $21,267, of which all was payable as of December 31, 2016.

We reimburse the expenses incurred by our advisor and its affiliates in connection with its provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs (including salaries and benefits), utilities and IT costs. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition fees or disposition fees (other than reimbursement of travel, due diligence and other costs associated with potential investments, including investments that we do not purchase, and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. Unless our Trust Managers make a finding, based on nonrecurring and unusual factors which they deem sufficient, that a higher level of expenses is justified for a period, we will not reimburse our advisor and its affiliates for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2% of average invested assets or (ii) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar noncash reserves and excluding any gain from the sale of assets for that period. No operating expense reimbursements for the year ended December 31, 2016 were paid nor incurred and we waived the reimbursement obligation of our advisor for excess operating expenses incurred by the Company during the third and fourth quarters of 2016 on the grounds that the waivers were fair and reasonable under the circumstances as to why the excess was incurred and how it was required to be calculated.

The independent Trust Managers consider our relationship with our advisor during 2016 to be fair and believe that the amounts payable to our advisor under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our shareholders.

July 13, 2017	The Independent Trust Managers of the Board of Trust Managers:

David Feinleib, Vipe Desai, Jonathan Platt and Jeffrey Randolph

Nomination of Trust Managers

General

We do not have a standing nominating committee. Unless otherwise provided by California law, the Board of Trust Managers is responsible for selecting its own nominees and recommending them for election by our shareholders, provided that the independent Trust Managers are responsible for identifying and nominating replacements for vacancies among our independent Trust Manager positions. Unless filled by a vote of the shareholders as permitted by the California General Corporation Law, a vacancy that results from the removal of a Trust Manager will be filled by a vote of a majority of the remaining Trust Managers. Any vacancy on the Board of Trust Managers for any other cause will be filled by a vote of a majority of the remaining Trust Managers, even if such majority vote is less than a quorum. The Board of Trust Managers believes that the primary reason for creating a standing nominating committee is to ensure that candidates for independent Trust Manager positions can be identified and their qualifications assessed under a process free from conflicts of interest with us. Because nominations for vacancies in independent Trust Manager positions are handled exclusively by a committee composed only of independent Trust Managers, the Board of Trust Managers has determined that the creation of a standing nominating committee is not necessary. We do not have a charter that governs the Trust Managers nomination process.

Board Membership Criteria

With respect to filling vacancies for independent Trust Manager positions, the audit committee reviews the appropriate experience, skills and characteristics required of Trust Managers in the context of the then-current membership of the Board of Trust Managers. The full Board of Trust Managers annually conducts a similar review with respect to all Trust Manager nominations. This assessment includes, in the context of the perceived needs of the Board of Trust Managers at that time, issues of knowledge, experience, judgment and skills, such as an understanding of the real estate and real estate finance industries or accounting or financial management expertise. The Board of Trust Managers seeks to nominate Trust Managers with diverse backgrounds, experiences and skill sets that complement each other so as to maximize the collective knowledge, experience, judgment and skills of the entire Board of Trust Managers. The Board of Trust Managers assesses its effectiveness in achieving this goal annually, in part, by reviewing the diversity of the skill sets of the Trust Managers and determining whether there are any deficiencies in the Board of Trust Managers’ collective skill set that should be addressed in the nominating process. The Board of Trust Managers made such an assessment in connection with Trust Manager nominations for the 2017 Annual Meeting of shareholders and determined that the composition of the current Board of Trust Managers satisfies its diversity objectives.

Other considerations in Trust Manager nominations include the candidate’s independence from conflict with us and the ability of the candidate to attend Board meetings regularly and to devote an appropriate amount of time in preparation for those meetings. It also is expected that independent Trust Manager nominees will be individuals who possess a reputation and hold positions or affiliations befitting a Trust Manager of a large publicly held company and who are actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community. Moreover, as required by our charter, at least one of our independent Trust Managers must have at least three years of relevant real estate experience, and each Trust Manager who is not an independent Trust Manager must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the types of assets we acquire and manage.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

 Independent Registered Public Accounting Firm

For the year ended December 31, 2016, Anton & Chia LLP served as our independent registered public accounting firm and provided certain tax and other services. Anton & Chia LLP has served as our independent registered public accounting firm since our inception. We expect that Anton & Chia representatives will be present at the Annual Meeting and they will have the opportunity to make a statement if they desire to do so. In addition, we expect that the Anton & Chia representatives will be available to respond to appropriate questions posed by shareholders. The audit committee has engaged Anton & Chia LLP as our independent auditors to audit our financial statements for the year ending December 31, 2017. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to our shareholders in accordance with applicable securities laws.

Pre-Approval Policies

In order to ensure that the provision of services by the Company’s independent registered public accounting firm does not impair the auditors’ independence, the audit committee (and our Board of Trust Managers independent Trust Managers prior to the establishment of the audit committee in May 2017) pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers (and, prior to the establishment of the audit committee in May 2017, the Board of Trust Managers independent Trust Managers considered) whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

For the years ended December 31, 2016 and 2015, all services rendered by Anton & Chia were pre-approved in accordance with the policies and procedures described above.

Pre-Approval Policies

The board reviewed the audit and non-audit services performed by Anton & Chia, LLP, as well as the fees charged by Anton & Chia, LLP for such services in 2016. In its review of the non-audit service fees, the board considered whether the provision of such services is compatible with maintaining the independence of Anton & Chia LLP. The following table presents fees for professional services rendered by Anton & Chia, LLP for the years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$130,000	$30,275
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$130,000	$30,275

For purposes of the preceding table, Anton & Chia LLP’s professional fees are classified as follows:

•	Audit fees – These are fees for professional services performed for the audit of our annual financial statement and the required review of our quarterly financial statement and other procedures performed by Anton & Chia, LLP in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connections with statutory and regulatory filings or engagements.
•	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are no required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•	All other fees – These are fees for any other services not included in the above-described catagories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this Annual Report.

The following financial statement schedule is included herein at pages F-27 through F-28 of this Annual Report: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.

(b)	Exhibits

EXHIBITS LIST

Exhibit	Description
3.1	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.2	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.3	Bylaws*
4.1	Form of Subscription Agreement for Shares of Rich Uncles Real Estate Investment Trust I.*
4.2	Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan.*
4.3	First Amendment of the Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan.*
10.1	Amended and Restated Advisory Agreement dated as of March 8, 2012 by and between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.2	Amendment No.1 to Amended and Restated Advisory Agreement.**
10.3	Indemnification Agreement dated February 7, 2017 between Rich Uncles Real Estate Investment Trust I, its Directors and Executive Officers, and Rich Uncles, LLC.*
10.4	Non-Solicitation Agreement dated February 8, 2017 between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.5	Code of Business Conduct and Ethics.**
10.6	Audit Committee Charter.**
21.1	List of Subsidiaries.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Previously filed.
** Filed herewith.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust managers and Shareholders

Rich Uncles Real Estate Investment Trust I

We have audited the accompanying consolidated balance sheets of Rich Uncles Real Estate Investment Trust I (the "Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Anton & Chia, LLP

Newport Beach, California

July 14, 2017

Rich Uncles Real Estate Investment Trust I

Consolidated Balance Sheets

	December 31,
	2016	2015 (Restated)

ASSETS
Real estate investments:
Land	$27,738,010	$12,800,088
Buildings and improvements	72,141,786	25,652,422
Tenant origination and absorption costs	9,380,693	2,894,046
Total real estate investments, cost	109,260,489	41,346,556
Accumulated depreciation and amortization	(3,797,990)	(713,268)
Total real estate investments, net	105,462,499	40,633,288
Cash and cash equivalents	12,341,682	2,102,868
Restricted cash	1,123,470	-
Cash held in escrow	-	4,296,000
Above-market lease, net	249,967	272,335
Distributions receivable from limited partnerships (Note 6)	-	1,252,052
Due from affiliates	48,950	8,662
Purchase and other deposits	1,250,000	217,000
Interest rate swap derivatives	180,759	-
Other assets	750,243	137,150
TOTAL ASSETS	$121,407,570	$48,919,355

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable, net	$38,705,103	$6,197,946
Unsecured credit facility, net	-	8,032,181
Accounts payable, accrued expenses and other liabilities	923,249	507,314
Sales deposit liability (Note 5)	1,000,000	-
Share repurchase payable	592,511	261,312
Below-market lease, net	4,841,757	770,685
Due to affiliates	644,277	269,178
Interest rate swap derivatives	106,840	-
TOTAL LIABILITIES	46,813,735	16,038,616

Redeemable common stock	1,229,644	-

Common stock $0.01 par value, 10,000,000, shares authorized, 8,249,204 shares issued and outstanding as of December 31, 2016 and 3,452,384 shares issued and outstanding as of December 31, 2015,	82,492	34,524
Additional paid-in-capital	80,637,051	34,277,669
Cumulative distributions and net losses	(7,355,354)	(1,431,454)
TOTAL SHAREHOLDERS' EQUITY	73,364,189	32,880,739

Commitments and contingencies (Note 11)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$121,407,570	$48,919,355

See accompanying notes to the consolidated financial statements

Rich Uncles Real Estate Investment Trust I

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015 (Restated)
Revenue:
Rental income	$5,549,034	$962,151
Tenant recoveries	865,558	16,036
Total revenue	6,414,592	978,187

Expenses:
Fees to affiliates (Note 10)	1,212,698	73,200
General and administrative	2,060,017	1,079,693
Depreciation and amortization	3,134,979	768,122
Interest expense	768,122	186,438
Property expenses	994,503	61,591
Acquisition costs	135,822	201,464
Total expenses	8,306,141	2,370,507

Other income:
Interest income	161	1
Other non-operating income	-	550,138
Total other income	161	550,139
Net loss	$(1,891,388)	$(842,181)
Net loss per share, basic and diluted	$(0.28)	$(0.59)

Weighted-average number of common shares outstanding, basic and diluted	6,692,800	1,435,926
Dividends declared per common share	$0.3750	$0.3750

See accompanying notes to the consolidated financial statements

Rich Uncles Real Estate Investment Trust I

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2016 and 2015

	Common Stock		Additional	Cumulative Distributions and Net	Total Shareholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Equity
Balance, December 31, 2014 (Restated)	326,255	$3,263	$3,308,949	$(15,065)	$3,297,147

Issuance of common stock (Restated)	3,144,340	31,443	31,411,956	-	$31,443,399
Dividends declared (Restated)	-	-	-	(574,208)	(574,208)
Common stock awarded for services (Restated)	5,000	50	49,950	-	50,000
Repurchases of common stock	(23,211)	(232)	(231,874)	-	(232,106)
Transfers to redeemable common stock (Restated)	-	-	(261,312)	-	(261,312)
Net loss (Restated)	-	-	-	(842,181)	(842,181)
Balance, December 31, 2015 (Restated)	3,452,384	34,524	34,277,669	(1,431,454)	32,880,739

Issuance of common stock	5,049,384	50,494	50,443,346	-	50,493,840
Dividends declared	-	-	-	(4,032,512)	(4,032,512)
Common stock awarded for services	11,143	111	111,320	-	111,431
Repurchase of common stock	(263,707)	(2,637)	(2,634,434)	-	(2,637,071)
Net loss	-	-	-	(1,891,388)	(1,891,388)
Transfers to redeemable common stock	-	-	(1,560,849)	-	(1,560,849)

Balance, December 31, 2016	8,249,204	$82,492	$80,637,051	$(7,355,354)	$73,364,190

See accompanying notes to the consolidated financial statements

Rich Uncles Real Estate Investment Trust I

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,891,388)	$(842,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,134,979	768,122
Common stock awarded for services	111,431	50,000
Straight-line rents	(503,873)	(41,401)
Amortization of deferred financing costs	140,113	23,602
Amortization of above-market leases	22,368	932
Amortization of below-market leases	(479,024)	(23,185)
Gain on disposition of limited partnerships	-	(456,991)
Distributions from earnings in limited partnerships	21,193	(21,193)
Unrealized gain on interest rate swap	(73,919)	-
Expensed organization and offering costs	1,515,661	682,053
Expensed acquisition fees and costs	913,689	225,121
Changes in operating assets and liabilities:
Other assets	(159,090)	(41,508)
Accounts payable, accrued expenses and other liabilities	339,824	168,556
Due to affiliates	236,963	108,807
Net cash provided by operating activities	3,328,927	600,734

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate	(56,174,678)	(34,166,362)
Payments of acquisition fees and costs	(1,411,714)	(225,121)
Refundable purchase deposits	(7,676,321)	(2,700,000)
Distributions of sales proceeds in limited partnerships	1,230,858	-
Website development	-	(204,516)
Net cash used in investing activities	(64,031,855)	(37,295,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage note payable	34,083,000	4,296,000
Cash held in escrow from mortgage financing	4,296,000	(4,296,000)
Repayments of mortgage note payable	(318,858)	(33,376)
Borrowings from unsecured credit facility	-	16,154,959
Repayments of unsecured credit facility	(8,044,433)	(8,110,527)
Payments of deferred financing costs	(1,273,392)	(14,560)
Payments of offering costs	(1,501,355)	(501,287)
Proceeds from sale of an interest in real property recorded as a financing transaction	1,000,000	-
Proceeds from issuance of common stock	47,593,708	31,493,066
Repurchase of common stock	(2,637,078)	(232,106)
Dividends paid to common stock	(1,132,380)	(158,439)
Net cash provided by financing activities	72,065,212	38,597,730

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,362,284	1,902,465

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,102,868	200,403

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$13,465,152	$2,102,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$605,172	$107,294

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Transfers of redeemable common stock	$1,560,849	$-
Increase in share repurchase payable	$331,198	$-
Reinvested dividends from common shareholders	$2,900,132	$415,769
Purchase deposits applied to acquisition of real estates	$6,626,321	$2,500,000
Security deposits assumed and prorations from acquisitions	$520,811	$299,853

See accompanying notes to the consolidated financial statements

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles Real Estate Investment Trust I (the “Company”) was formed on March 7, 2012. The Company is an unincorporated association under the laws of the State of California and is treated as a real estate investment trust (“REIT”).

From April 2012 until July 20, 2016 (“Termination Date”), the Company was engaged in an offering of its shares of common stock for sale to investors. On July 20, 2016, the company ceased offering its shares for sale with the exception of shares sold to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”). The number of shares authorized for issuance under the Company’s dividend reinvestment plan is 3,000,000. The offering includes the sale of shares to investors and the sale of shares pursuant to the Plan. Additionally, no later than the 10th anniversary date of the Termination Date, we intend to create a liquidity event for our shareholders, which liquidity event may include the sale of all of our properties and the dissolution and winding up of our REIT, the listing of our shares on a national exchange or the merger of our REIT with another entity that is listed on a national exchange.

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

The Company holds its investments directly and/or through special purpose wholly owned limited liability companies or other subsidiaries. The Company holds its 70.14% interest in one property through a tenancy in common agreement.

The Company is externally managed by its advisor and sponsor, Rich Uncles, LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer, Howard Makler, and Ray Wirta. Rich Uncles LLC is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. The current term of the Advisory Agreement ends on March 8, 2018. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor may terminate the Advisory Agreement for any reason and without penalty upon 60 days’ written notice; and we may terminate the Advisory Agreement for cause as defined in the Advisory Agreement. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Advisor Agreement is terminable by a majority of the Company’s independent board of trustees or the Advisor on 60 days’ written notice with or without cause. The Sponsor also serves as the sponsor for Rich Uncles NNN REIT, Inc.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2014.

 NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

The consolidated financial statements include the accounts of the Company and, wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Other Comprehensive Income

For all periods presented, other comprehensive loss is the same as net loss.

Restricted Cash

Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing.

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

Estimates of the fair value of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. Therefore, the Company classifies these inputs as Level 3 inputs. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income (loss).

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

Impairment of Real Estate and Related Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As of December 31, 2016 and 2015, the Company did not record any impairment charges related to its real estate investments.

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

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. The company’s mortgage derivative instruments do not meet the hedge accounting criteria and therefore the changes in fair value are recorded as gain or loss on derivative instruments in the accompanying consolidated statement of operations. The gain or loss is included in interest expense.

Fair Value Measurements and Disclosures

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2014 and intends to operate as such. To qualify as a REIT, the Company must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to shareholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2016 and 2015. As of December 31, 2016, the returns for calendar years 2014 and 2015 remain subject to examination by major tax jurisdictions.

Accounting for Real Estate Sales

Real estate sales are accounted for in accordance with ASC 360.

Distributions

The Company intends, although is not legally obligated, to make regular quarterly distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibits the Company from doing so. Distributions are authorized at the discretion of the Company’s board of trust managers. To the extent declared by the board of trust managers, distributions are payable on the 20th day of the following quarter declared. Should the 20th day fall on a weekend, distributions are expected to be paid on the first business day thereafter.

In 2016 and 2015, we paid all of our dividends in cash. The following summaries the taxability of our dividends

	Year ended
	December 31, 2016	December 31, 2015
Ordinary income	$0.079	$-
Nontaxable dividend distribution	$0.296	$0.375
	$0.375	$0.375

Distributions declared per common share were $0.1875 per quarter for the years ended December 31, 2016 and 2015.

Dividend Reinvestment Plan

The Company has adopted the Plan through which common shareholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the Plan will acquire common stock at a price per share equal to the price to acquire a share of common stock in the offering. The initial price per share in the offering, and as of the date of these financial statements, is $10.00 per share. The Plan states that the Company will consider the offering stage complete when the Company is not offering equity securities, which occurred on July 20, 2016, and has not done so for eighteen months. The Company currently expects to update the estimated value per share every twelve to eighteen months thereafter.

Redeemable Common Stock

We have a share repurchase program pursuant to which all of our shareholders are eligible to sell their shares back to us for any reason on a quarterly basis. Shareholders who wish to participate in the share repurchase program must notify our Advisor, in writing, no later than the 15th day of the last month of the then current calendar quarter of such shareholder’s desire to participate in the program and the number of shares that it wants to have repurchased by us. Any shareholder who elects to participate in the share repurchase program will receive a confirmation of its redemption of shares setting forth the number and price of the shares sold back to us, and the total number of shares remaining in such shareholder’s account, if any.

In exchange for the shares redeemed by us from shareholders, we shall pay such shareholders a per share purchase price in cash equal to the lesser of (i) the net asset value per share, as calculated and published by our Advisor and (ii) the per share price paid for the shares by the redeeming shareholder.

The share repurchase program will be funded by, and limited to, proceeds realized from our sale of shares under the Plan.

We reserve the right to reject any request for the redemption of shares. Additionally, we may terminate, suspend or amend the share repurchase program at any time without shareholder approval if we believe such action is in the best interest of all shareholders or if we determine the funds otherwise available to fund our share repurchase program are needed for other purposes. Share repurchase requests will be made on a first-come, first served basis. We cannot guarantee that we will have sufficient available cash flow to accommodate all requests when made. If we do not have such sufficient funds available, at the time when redemption is requested, the redeeming shareholder may (i) withdraw their request for redemption or (ii) ask that we honor their request, if and when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-serve basis.

When the Company became a SEC reporting company on May 29, 2016, it became subject to the SEC’s regulation limiting the maximum amount of shares that can be repurchased to 5% of the weighted average outstanding shares for the past twelve months. The maximum dollar amount that the Company can be required to repurchase at the balance sheet date is recorded as redeemable common stock.

Advertising Costs

Advertising costs relating to the offering are expensed as incurred. offering advertising costs expensed were $1,515,661 and $682,053 for the year ended December 31, 2016 and 2015, respectively. These amounts are reimbursements to the Advisor for organization and offering costs that they incurred on the Company’s behalf, see Note 10.

Segments

At December 31, 2016, with one exception, the Company invested in single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of December 31, 2016 and 2015, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2016 and 2015.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In April 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15,  Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements  (“ASU 2015-15”), which clarifies ASU 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and is to be applied retrospectively. On January 1, 2016, the Company adopted ASU 2015-03 and they did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Effective October 1, 2016, the Company adopted ASU 2014-15 and it did not impact the Company’s consolidated financial statements nor disclosures.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2017-01 as of October 1, 2016. As a result of the adoption of ASU 2017-01, the Company’s real estate acquisitions during the three months ended December 31, 2016 were determined to represent asset acquisitions, and acquisition fees and expenses related to these acquisitions were capitalized.

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

NOTE 3. RESTATEMENT

In connection with the preparation of its June 30, 2016 consolidated financial statements, the Company identified and corrected several errors in the December 31, 2015 audited financial statements that where primarily related to business combinations being accounted for as asset acquisitions, accruing dividends before their declaration date, accruing organization and offering costs in excess of the 3% limit, presenting discontinued operations when there was not a strategic shift, and recording share repurchases payable. We recognized the cumulative effect of the errors in periods prior to those that are presented herein by increasing total shareholders’ equity by $445,022 as of January 1, 2015.

The Company also retrospectively adopted two new accounting standards that have impacted the restated December 31, 2015 financial statements. As a result of adopting 2015-03 on January 1, 2016, the Company reclassified deferred financing costs, net, as a reduction of debt rather than as an asset. As a result of adopting ASU 2016-15 on October 1, 2016, the Company classified organizational and offering costs as financing activities and acquisition fees and costs as investing activities.

The impact to certain captions in the December 31, 2015 consolidated financial statements is as follows:

	As Previously Reported		Restated
Balance Sheet	$
Total real estate investments, net		40,527,230	$40,633,288
All other assets		8,000,804	8,286,067
Total assets		$48,528,034	$48,919,355

Dividends payable		$542,030	$-
Below-market leases, net		-	770,685
Share repurchases payable		-	261,312
Due to affiliates		753,888	269,178
All other liabilities		14,799,509	14,737,441
Total liabilities		$16,095,427	$16,038,616

Common stock		34,582	34,524
Additional paid-in capital		34,721,362	34,1277,669
Shareholders' distributions		(1,214,135)	-
Treasury stock		(232,106)	-
Cumulative distributions and net losses		(877,096)	(1,431,454)
Total stockholders’ equity		32,432,607	32,880,739

Total liabilities and shareholders' equity		$48,528,034	$48,919,355

Statement of Operations
Total Revenue		$976,982	$978,187

Depreciation and amortization		554,022	768,122
All other expenses		1,587,587	1,602,385
Total expenses		2,141,609	2,370,507
Other income		550,139	550,139

Net loss		$(614,488)	$(842,181)
Net loss per share basic and diluted		$(0.43)	$(0.59)

Statement of Cash Flows
Net cash provided by operating activities		$915,465	$600,734
Net cash provided by investing activities		$(41,930,547)	$(37,295,999)
Net cash provided by financing activities		42,917,548	$38,597,730

NOTE 4. REAL ESTATE INVESTMENTS

As of December 31, 2016 and 2015, the Company’s real estate portfolio consisted of twenty properties in three states consisting of eleven retail, seven office and two industrial properties. The following table provides summary information regarding the Company’s real estate as of December 31, 2016 and 2015:

							2016	2015
Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net	Total Real Estate Investments, net
Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(759,854)	$3,068,381	$3,388,320
Chevron Gas Station	Rancho Cordova, CA	2/6/2015	Retail	2,600,000	-	(135,450)	2,464,550	2,536,790
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	-	(62,989)	2,712,011	2,750,773
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	-	(292,708)	3,457,292	3,670,170
Chevron Gas Station (see Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	-	(123,438)	2,676,562	2,772,127
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(207,063)	3,512,937	3,684,300
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(216,044)	5,105,543	5,297,582
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,286	(248,521)	7,383,211	7,621,793
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	-	(214,169)	8,705,831	8,911,433
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(191,746)	4,836,976	-
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(110,616)	3,344,261	-
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(646,790)	12,798,201	-
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,248,156	206,844	(64,831)	1,390,169	-
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(205,957)	5,100,043	-
ITW Ripley	El Dorado, CA	8/18/2016	Office	6,178,204	407,316	(110,536)	6,474,984	-
Solar Turbines	San Diego, CA	7/21/2016	Office	5,481,198	389,718	(86,700)	5,784,216	-
Amec Foster	San Diego, CA	7/21/2016	Office	5,697,402	485,533	(89,453)	6,093,482	-
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(3,796)	1,270,809	-
Gap	Rocklin, CA	12/1/2016	Office	7,209,629	677,191	(13,308)	7,873,512	-
L-3 Communications	San Diego, CA	12/23/2016	Office	10,462,442	961,107	(14,021)	11,409,528	-
				$99,879,796	$9,380,693	$(3,797,990)	$105,462,499	$40,633,288

Current Period Acquisitions

During the year ended December 31, 2016, the Company acquired the following properties:

Property	Land, building and improvements	Tenant origination and absorption costs	Below-market leases	Purchase price
EcoThrift	$4,486,993	$541,729	$(278,722)	$4,750,000
GSA (MSHA)	2,998,232	456,645	(279,877)	3,175,000
PreK San Antonio	11,851,541	1,593,451	(2,594,992)	10,850,000
Dollar Tree	1,248,156	206,844	-	1,455,000
Dinan Cars	4,651,845	654,155	-	5,306,000
ITW Ripley	6,188,204	407,317	(144,521)	6,441,000
Solar Turbines	5,481,198	389,718	-	5,870,916
Amec Foster	5,697,402	485,533	-	6,182,935
Dollar General Big Spring	1,161,647	112,958	-	1,274,605
Gap	7,209,629	677,191	-	7,886,820
L-3 Communications	10,462,442	961,107	(1,251,985)	10,171,564
	$61,437,289	$6,486,648	$(4,550,097)	$63,373,840

Purchase price	$63,373,840
Purchase deposits applied	(6,105,512)
Security deposits assumed and prorations	(520,811)
Acquisition fees and costs capitalized	(572,839)
Cash paid for acquisition of real estate	$56,174,678

The purchase price allocations reflected in the accompanying condensed consolidated financial statements are based upon estimates and assumptions that are subject to change within the measurement period for business combinations (up to one year from the acquisition date pursuant to ASC 805) that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities). The expiration of the leases of the properties acquired during the year ended December 31, 2016 are as follows:

Property	Lease Expiration
EcoThrift	2/28/2026
GSA (MSHA)	8/24/2026
PreK San Antonio	7/31/2021
Dollar Tree	7/31/2025
Dinan Cars	4/30/2023
ITW Ripley	8/1/2022
Solar Turbines	7/31/2021
Amec Foster	2/28/2021
Dollar General Big Spring	4/30/2030
Gap	2/28/2023
L-3 Communications	4/30/2022

During the year ended December 31, 2016, the Company recorded all properties acquired before October 1, 2016 as business combinations and expensed acquisition costs of $913,689 with respect to these acquisitions. The acquisition fees for properties acquired before October 1, 2016 were paid pursuant to the Advisory Agreement are included in the Statement of Operations caption “Fees to affiliates.” During the year ended December 31, 2016, the Company recognized $3,121,969 of total revenue related to these properties.

During the year ended December 31, 2016, the Company recorded all other properties acquired subsequent to October 1, 2016 as asset acquisitions and capitalized acquisition costs of $501,025.

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

As of December 31, 2016, no tenant accounted for more than 11% of annualized base rent. For the year ended December 31, 2015, four of the Company’s tenants accounted for approximately 74% of total revenue. None of these tenants accounted for more than 10% of total revenue for the year ended December 31, 2016. For the year ended December 31, 2016, two of the company’s tenants accounted for approximately 29% of total revenue. No other tenant accounted for more than 10% of the total revenue.

As of December 31, 2016, the future minimum contractual rental income from the Company’s non-cancelable operating leases is as follows:

2017	$7,597,184
2018	7,494,631
2019	7,620,310
2020	7,757,781
2021	6,725,087
Thereafter	16,087,878
$53,282,871

Intangibles

As of December 31, 2016 and 2015, the Company’s intangibles were as follows:

	2016			2015
	Tenant Origination and Absorption Costs	Above- Market Leases	Below- Market Leases	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$9,380,694	$273,267	$(5,349,908)	$2,894,045	$273,267	$(799,812)
Accumulated amortization	(1,166,366)	(23,300)	508,152	(482,308)	(932)	29,128
Net amount	$8,214,329	$249,967	$(4,841,757)	$2,411,737	$272,335	$(770,685)

The intangible assets and liabilities acquired in connection with these acquisitions have a weighted average amortization period as of the date of the acquisition of approximately 7.31 years as of December 31, 2016. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant origination and absorption costs	Above- Market Leases	Below- Market Leases
2017	$1,424,201	$22,368	$840,392
2018	1,228,549	22,368	824,807
2019	1,228,549	22,368	824,807
2020	1,228,549	22,368	824,807
2021	1,110,269	22,368	632,183
Thereafter	1,994,211	138,127	894,760
	$8,214,328	$249,967	$4,841,756
Weighted average remaining amortization period	7.16 years	11.15 years	4.8 years

Pro Forma Financial Data (Unaudited)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 3, 2016 and 2015. The Company acquired eleven properties during the year ended December 31, 2016. The following unaudited pro forma information for the years ended December 31, 2016 and 2015 has been prepared to give effect to the acquisitions as if the acquisitions had occurred on January 1, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	Year ended
	2016	2015
Revenue	$9,592,028	$8,267,664
Net income	$429,412	$1,671,411

The unaudited pro forma information for the year ended December 31, 2016 and 2015, were adjusted to exclude acquisition fees and costs incurred of $913,689 and $0, respectively, which were expensed in connection with the Company’s real estate acquisitions.

NOTE 5. SALE OF INTEREST IN REAL PROPERTY

In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1,2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser were recorded as interest expense. The interest expense recorded as a result of this transaction was $45,530 for the year ended December 31, 2016. The sale will qualify as a sale for financial reporting when the right to require the company to repurchase the 29.86% interest in the property expires without being exercised. The Company earned a disposition fee in connection with this transaction, see Note 10.

NOTE 6. DISTRIBUTIONS RECEIVABLE FROM LIMITED PARTNERSHIPS

In December 2015, the four Del Taco limited partnerships that the Company had invested in were liquidated as a result of selling all of the properties that they had invested in. The Company had an approximate three percentage limited partnership interest in each of the partnerships and accounted for them on the cost basis. In January 2016, the Company received a distribution of operating cash flow of $21,193 and a distribution of sales proceeds of $1,230,858.

NOTE 7. DEBT

Mortgage Notes Payable

As of December 31, 2016 and 2015, the Company’s mortgage notes payable consisted of the following:

	2016			2015
Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)
Chase Bank & Great Clips	$1,924,692	$(34,073)	$1,890,619	$1,958,505	$(39,559)	$1,918,946	4.37%	4.37%
Levins	2,212,470	(49,373)	2,163,097	$2,250,000	(8,500)	$2,241,500	One-month LIBOR + 1.93%	3.74%
Island Pacific Supermarket	2,011,873	(47,655)	1,964,218	$2,046,000	(8,500)	$2,037,500	One-month LIBOR + 1.93%	3.74%
Dollar General	2,480,276	(76,408)	2,403,868	-	-	-	One-month LIBOR + 1.48%	3.38%
Rite Aid	3,907,849	(140,369)	3,767,480	-	-	-	One-month LIBOR + 1.50%	3.25%
PMI Preclinical	4,394,926	(175,390)	4,219,536	-	-	-	One-month LIBOR + 1.48%	3.38%
EcoThrift	2,825,628	(112,374)	2,713,254	-	-	-	One-month LIBOR + 1.21%	2.96%
GSA	1,921,809	(86,474)	1,835,335	-	-	-	One-month LIBOR + 1.25%	3.00%
PreK San Antonio	5,425,000	(287,794)	5,137,206	-	-	-	4.25%	4.25%
Dinan Cars	2,860,000	(202,635)	2,657,365	-	-	-	One-month LIBOR + 2.27%	4.02%
ITW Ripley, Solar Turbines, Amec Foster	10,054,125	(101,000)	9,953,125	-	-	-	3.35%	3.35%
	$40,018,648	$(1,313,545)	$38,705,103	$6,254,505	$(56,559)	$6,197,946

(1)	Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of December 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 8.

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

Pursuant to the terms of the mortgage note payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements.

The following summarizes the future principal payments of the Company’s mortgage notes payable as of December 31, 2016:

2017	$771,730
2018	806,171
2019	2,646,022
2020	820,867
2021	23,391,517
Thereafter	11,582,341
Total principal	$40,018,648

Unsecured Credit Facility

On January 13, 2015, 2015, the Company (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). The line of credit was completely paid off in January 2016 and no amounts were drawn on the line after January 2016. The Company canceled its line of credit with Pacific Mercantile Bank in June 2016.

The following is a reconciliation of the components of interest expense for the year ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Mortgage Payable
Interest expense (1)	$616,617	$86,382
Amortization of deferred financing costs	127,865	12,332
Unrealized gain on interest rate swaps (see Note 8)	(73,919)	-
Unsecured Credit Facility
Interest expense incurred	39,779	67,859
Amortization of deferred financing costs	12,250	19,865
Sales Deposit Liability (see Note 5)	45,530	-

Total interest expense	$768,122	$186,438

(1)	Includes $145,836 and $0 for the year ended December 31, 2016 and 2015, respectively, of monthly payments to settle the Company’s interest rate swaps and $13,709 of accrual interest payable at December 31, 2016 representing the unsettled portion of the interest rate swaps for the period from the most recent settlement date through December 31, 2016.

NOTE 8. INTEREST RATE SWAP DERIVATIVES

The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes.

The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate mortgage notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero.

During 2016, the Company (or wholly owned LLCs) entered into interest rate swap agreements with notional amounts relating to eight mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	December 31, 2016
Derivative Instruments	Number of Instruments	Notional Amount (i)	Reference Rate as of 12/31/2016	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swaps	8	$22,871,000	One-month LIBOR/Fixed at 1.21%-2.28%	3.28%	4.17 years
(i)	The notional amount of the Company’s swaps are reduced monthly to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $22,614,830.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheet as of December 31, 2016.

		December 31, 2016
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value
Interest Rate Swaps	Assets: Interest rate swap derivatives, at fair value	5	$180,759
Interest Rate Swap	Liability: Interest rate swap derivatives, at fair value	3	$(106,840)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at December 31, 2016 were designated as hedging instruments, therefore the net realized gain recognized on interest rate swaps of $73,919 was recorded as a reduction in interest expense.

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

Cash and cash equivalents, restricted cash, cash held in escrow, restricted cash, due from affiliate, purchase and other deposits, other assets, and accounts payable, accrued expenses and other liabilities, sales deposit liability, share repurchase payable, and due to affiliate:  These balances approximate their fair values due to the short maturities of these items.

Derivative Instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheet. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

Unsecured credit facility: The fair value of the Company’s unsecured credit facility approximates its carrying value as the interest rates are variable and the balances approximate their fair values due to the short maturities of this facility.

Mortgage notes payable:  The fair value of the Company’s mortgage notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of December 31, 2016 and 2015:

December 31, 2016			December 31, 2015
Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
$40,018,648	$38,705,103	$38,153,219	$6,255,981	$6,197,946	$6,044,526

Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

During the year ended December 31, 2016, the Company measured the following assets and liabilities at fair value (in thousands):

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivatives	$73,918	$-	$73,918	$-

NOTE 10. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the years ended December 31, 2016 and 2015 as well as the related amounts payable or receivable as of December 31, 2016 and 2015 are included in the table below. The amounts payable or receivable are presented in the audited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

Summarized below are descriptions of the related party transactions provided for in the Advisory Agreement that may be applicable to the Company in this stage of their life cycle.

	Year ended December 31, 2016	December 31, 2016		Year ended December 31, 2015		December 31, 2015
	Incurred	Receivable	Payable	Incurred		Receivable	Payable
Expensed:
Acquisition fees	$778,137	$-	$-	$-	*	$-	$-
Asset management fees	404,561	-	43,993	73,200		-	73,200
Disposition fees	30,000	-	-	-		-	-
Fees to affiliates	1,212,698			73,200

Property management fees **	21,267	-	21,267	3,188		-	5,486
Reimbursable organizational and offering expenses	1,514,688	-	41,797	575,814		8,662	-
Capitalized:
Acquisition fees	375,391	48,950	-	-		-	-
Financing coordination fees	383,790	-	137,800	-		-	42,960
Other:
Due to advisor for costs advanced (2)	223,317	-	270,372	-		-	47,055
Due to other - SSLFO (1)	-	-	100,477	-		-	100,477
Due to NNN (2)	28,571	-	28,571	-		-	-
	$3,759,722	$48,950	$644,277	$652,202		$8,662	$269,178

* In lieu of the REIT paying acquisition fees, seller paid the acquisition fees through escrow.

** Property management fees are presented as property operating expenses.

(1) These costs were incurred by SSLFO, an affiliate of the Sponsor, in connection with the organization and offering of the Company’s shares.

(2) These costs were incurred in connection with the potential acquisition of a property by Rich Uncles NNN REIT Inc. The property was acquired by the Company. Therefore, the Company has a payable to Rich Uncles NNN REIT, Inc.

Organization and Offering Costs

During the Offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organization and offering costs (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organization and offering costs related to the Offering to the extent they exceed 3.0% of gross offering proceeds from the Offering. As of December 31, 2016, the Sponsor has incurred organization and offering expenses of $3,424,663 which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company receives gross offering proceeds from future share sales, including sales pursuant to the Plan, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain.

As of December 31, 2016 and 2015, the Company has reimbursed the Sponsor $2,514,070 and $1,051,341, respectively, in organizational and offering costs. The Company’s maximum liability for organization and offering costs through December 31, 2016 and 2015 was $2,555,866, and $1,041,178, respectively, of which $41,797 remained payable as of December 31, 2016 and $8,662 was receivable at December 31, 2015.

Acquisition Fees

The Company shall pay the Advisor a fee in the amount equal 3.0% of Company’s Contract Purchase Price of its Properties, as Acquisition Fees. The total of all Acquisition Fees and Acquisition Expenses shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fee

The Company shall pay to the Advisor as compensation for the advisory services rendered to the Company, a monthly fee in an amount equal to 0.05% of the Company’s Average Invested Assets, as defined in the Prospectus and Advisory Agreement (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s Independent Directors at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if an Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the Independent Directors) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a Property, then the Company shall pay to the Advisor or such Affiliate a financing coordination fee equal to 1.0% of the amount of such financing.

Property Management Fees

If an Advisor or an Affiliate provides a substantial amount of the property management services (as determined by a majority of the Independent Directors) for the Company’s Properties, then Company shall pay to the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of Persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.

Disposition Fees

For substantial assistance in connection with the sale of Properties, the Company shall pay to its Advisor or one of its Affiliates 3.0% of the Contract Sales Price of each Property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with our advisor or its affiliates, the disposition fees paid to our advisor, our sponsors, their affiliates and unaffiliated third parties may not exceed the lesser of the Competitive Real Estate Commission or 6% of the Contract Sales Price.

Leasing Commission Fees

If an Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the Independent Directors) in connection with the Company’s leasing of a Property or Properties to unaffiliated third parties, then the Company shall pay to the Advisor or such Affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission.

Other Operating Expense Reimbursement

Under the prospectus, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (2%/25% Limitation). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Conflicts Committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (g) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Operating expense reimbursements for the four fiscal quarters ended December 31, 2016 did not exceeded the 2%/25% Limitation.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on the Sponsor and the Advisor for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s Properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the Properties could result in future environmental liabilities.

Tenant Improvements

Pursuant to lease agreement, the Company has an obligation to pay for $1,845,970 in tenant improvements to be incurred by tenants at December 31, 2016. At December 31, 2016, the Company had $1,123,470 of restricted cash held by a lender to fund the tenant improvements for one property.

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Other than the below, the Company is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below in a summary of the unaudited quarterly financial information for the year ended December 31, 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$813,083	$1,440,457	$1,909,708	$2,251,344
Net income (loss)	(1,155,929)	(1,245,064)	(120,874)	630,479
Net income (loss) per common share, basic and diluted	(0.27)	(0.20)	(0.01)	0.08
Distributions declared per common share	0.1875	0.1875	0.1875	0.1875

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$123,147	$168,914	$228,014	$458,112
Net loss	(352,874)	(205,154)	(150,401)	(133,752)
Net loss per common share, basic and diluted	(1.09)	(0.25)	(0.09)	(0.05)
Distributions declared per common share	0.1875	0.1875	0.1875	0.1875

NOTE 13. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Distributions

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

On April 20, 2017, the Company’s board of trust managers declared dividends based on daily record dates for the period January 1, 2017 through Mach 31, 2017 at a rate of $0.0020833 per share per day, or $1,559,038, on the outstanding shares of the Company’s common stock, which the Company paid on April 20, 2017. Of the $1,559,038 dividend, $1,086,992 was reinvested through the Company’s dividend reinvestment plan.

Acquisitions

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

Debt Financing

On March 9, 2017, the Company obtained a $14,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Sutter property and was obtained concurrently with the purchase of the Sutter property. The mortgage loan has a fixed interest rate of 4.5% per annum and matures on March 9, 2024.

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

Redeemable common stock

For the period from January 1, 2017 through July 13, 2017, the Company redeemed 114,201 shares for $1,142,010.

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

Rich Uncles Real Estate Investment Trust I

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2016

						Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings and Improvements (1)	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (1)	Total	Accumulated Depreciation and Amortization	Net
Chase Bank & Great Clips	Antioch, CA	100%	1998	8/22/2014	$1,924,692	$649,633	$3,178,602	$3,828,235	$-	$649,633	$3,178,602	$3,828,235	$(759,854)	$3,068,381
Chevron Gas Station	Rancho Cordova, CA	100%	1991	2/6/2015	-	937,863	1,662,137	2,600,000	-	$937,863	1,662,137	$2,600,000	(135,450)	$2,464,550
Chevron Gas Station	San Jose, CA	100%	1964	5/29/2015	-	1,844,383	930,617	2,775,000	-	$1,844,383	930,617	$2,775,000	(62,989)	$2,712,011
Levins	Sacramento, CA	100%	1970	8/19/2015	2,212,470	598,913	3,151,087	3,750,000	-	$598,913	3,151,087	$3,750,000	(292,708)	$3,457,292
Chevron Gas Station (2)	Roseville, CA	100%	2003	9/30/2015	-	602,375	2,197,625	2,800,000	-	$602,375	2,197,625	$2,800,000	(123,438)	$2,676,562
Island Pacific Supermarket	Elk Grove, CA	100%	2012	10/1/2015	2,011,873	958,328	2,761,672	3,720,000	-	$958,328	2,761,672	$3,720,000	(207,063)	$3,512,937
Dollar General	Bakersfield, CA	100%	1952	11/11/2015	2,480,276	2,218,862	3,102,725	5,321,587	-	$2,218,862	3,102,725	$5,321,587	(216,044)	$5,105,543
Rite Aid	Lake Elsinore, CA	100%	2008	12/7/2015	3,907,849	2,049,596	5,582,136	7,631,732	-	$2,049,596	5,582,136	$7,631,732	(248,521)	$7,383,211
PMI Preclinical	San Carlos, CA	100%	1974	12/9/2015	4,394,926	2,940,133	5,979,867	8,920,000	-	$2,940,133	5,979,867	$8,920,000	(214,169)	$8,705,831
EcoThrift	Sacramento, CA	100%	1982	3/17/2016	2,825,628	1,594,857	3,433,865	5,028,722	-	$1,594,857	3,433,865	$5,028,722	(191,746)	$4,836,976
GSA (MSHA)	Vacaville, CA	100%	1987	4/5/2016	1,921,809	286,380	3,168,497	3,454,877	-	$286,380	3,168,497	$3,454,877	(110,616)	$3,344,261
PreK San Antonio	San Antonio, TX	100%	2014	4/8/2016	5,425,000	509,476	12,935,515	13,444,991	-	$509,476	12,935,515	$13,444,991	(646,790)	$12,798,201
Dollar Tree	Morrow, GA	100%	1997	4/22/2016	-	255,989	1,199,011	1,455,000	-	$255,989	1,199,011	$1,455,000	(64,831)	$1,390,169
Dinan Cars	Morgan Hill, CA	100%	2001	6/21/2016	2,860,000	724,994	4,581,006	5,306,000	-	$724,994	4,581,006	$5,306,000	(205,957)	$5,100,043
ITW Ripley	El Dorado, CA	100%	1998	8/18/2016	3,552,247	429,668	6,155,852	6,585,520	-	$429,668	6,155,852	$6,585,520	(110,536)	$6,474,984
Solar Turbines	San Diego, CA	100%	1985	7/21/2016	3,166,787	3,081,330	2,789,586	5,870,916	-	$3,081,330	2,789,586	$5,870,916	(86,700)	$5,784,216
Amec Foster	San Diego, CA	100%	1985	7/21/2016	3,335,091	3,551,615	2,631,320	6,182,935	-	$3,551,615	2,631,320	$6,182,935	(89,453)	$6,093,482
Dollar General Big Spring	Big Spring, TX	100%	2015	11/4/2016	-	337,204	937,401	1,274,605	-	$337,204	937,401	$1,274,605	(3,796)	$1,270,809
Gap	Rocklin, CA	100%	1998	12/1/2016	-	1,661,831	6,224,989	7,886,820	-	$1,661,831	6,224,989	$7,886,820	(13,308)	$7,873,512
L-3 Communications	San Diego, CA	100%	1984	12/23/2016	-	2,504,578	8,918,971	11,423,549	-	$2,504,578	8,918,971	$11,423,549	(14,021)	$11,409,528

					$40,018,648	$27,738,008	$81,522,481	$109,260,489	$-	$27,738,008	$81,522,481	$109,260,489	$(3,797,990)	$105,462,499

(1)	Building and improvements include tenant origination and absorption costs
(2)	The Company owns an undivided 70.14% interest through a tenancy in common agreement that was entered into in March 2016.

(3)	The aggregate cost of real estate for federal income tax purposes was approximately $109,533,758 (unaudited) as of December 31, 2016.
(4)

Real estate investments (excluding land) are depreciated over their estimated useful lives. Their useful lives are generally 15-52 years for buildings, 5-21 years for site/building improvements, the shorter of 15 years or remaining contractual lease term for tenant improvements and the remaining contractual lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles.

Rich Uncles Real Estate Investment Trust I

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2016

(5)	The following table summarizes our real estate and accumulated depreciation and amortization for the years ended December 31:

	2016	2015
Real estate investments:
Balance at beginning of year	$41,346,556	$3,828,237
Acquisitions	67,913,933	37,518,319
Balance at end of year	$109,270,489	$41,346,556

Accumulated depreciation and amortization:
Balance at beginning of year	$(713,268)	$(145,056)
Depreciation and amortization expense	(3,084,722)	(568,212)
Balance at end of year	$(3,797,990)	$(713,268)

Real estate investments, net:	$105,472,499	$40,633,288

The reconciliation of real estate depreciation and amortization expense to total depreciation and amortization expense for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Real estate depreciation and amortization	$3,084,722	$538,212
Website amortization	50,257	200,226
	$3,134,979	$768,438

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on July 14, 2017.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

By:	/s/ HAROLD HOFER
Harold Hofer
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ HAROLD HOFER	Chief Executive Officer and Director	July 14, 2017
Harold Hofer	(principal executive officer)

/s/ JEAN HO	Chief Financial Officer	July 14, 2017
Jean Ho	(principal financial officer and accounting officer)
/s/ RAYMOND WIRTA	Chairman of the Board	July 14, 2017
Raymond Wirta
/s/ HOWARD MAKLER	President and Chief Marketing Officer	July 14, 2017
Howard Makler
s/ JEFFREY RANDOLPH	Director	July 14, 2017
Jeffrey Randolph

/s/ JONATHAN PLATT	Director	July 14, 2017
Jonathan Platt

/s/ DAVID FEINLEIB	Director	July 14, 2017
David Feinleib

/s/ VIPE DESAI	Director	July 14, 2017
Vipe Desai

/s/ JOHN WANG	Director	July 14, 2017
John Wang

75