Form 10-Q
period 2017-03-31
Rich Uncles Real Estate Investment Trust I
filed 2017-08-14
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of August 10, 2017 there were 7,385,425 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

MARCH 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Real estate investments:
Land	$29,910,452	$27,738,010
Buildings and improvements	94,281,495	72,141,786
Tenant origination and absorption costs	12,250,951	9,380,693
Total real estate investments, cost	136,442,898	109,260,489
Accumulated depreciation and amortization	(5,016,064)	(3,797,990)
Total real estate investments, net	131,426,834	105,462,499
Cash and cash equivalents	10,079,127	12,341,682
Restricted cash	1,585,610	1,123,470
Tenant receivables	975,105	731,690
Above-market leases, net	718,042	249,967
Due from affiliates	48,950	48,950
Purchase and other deposits	-	1,250,000
Interest rate swap derivatives	232,316	180,759
Other assets	35,486	18,553
TOTAL ASSETS	$145,101,470	$121,407,570

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage note payable, net	$62,939,103	$38,705,103
Accounts payable, accrued expenses and other liabilities	1,225,194	923,249
Sales deposit liability (Note 4)	1,000,000	1,000,000
Share repurchase payable	549,492	592,511
Below-market leases, net	4,622,754	4,841,757
Due to affiliates	679,164	644,277
Interest rate swap derivatives	72,940	106,840
TOTAL LIABILITIES	71,088,647	46,813,737

Redeemable common stock	1,169,076	1,229,644

Common stock $0.01 par value, 50,000,000,000 shares authorized,
8,302,216 shares issued and outstanding as of March 31, 2017 and 8,249,204 shares issued and outstanding as of December 31, 2016	83,022	82,492
Additional paid-in-capital	81,270,220	80,637,051
Cumulative distributions and net losses	(8,509,495)	(7,355,354)
TOTAL STOCKHOLDERS' EQUITY	72,843,747	73,364,189

Commitments and contingencies (Note 9)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,101,470	$121,407,570

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$2,392,795	$773,476
Tenant recoveries	333,472	31,426
Total revenue	2,726,267	804,902

Expenses:
Fees to affiliates (Note 8)	162,201	187,339
General and administrative	149,665	704,215
Depreciation and amortization	1,218,074	481,481
Interest expense	461,200	458,716
Property expenses	340,959	51,391
Acquisition costs	-	54,676
Total expenses	2,332,099	1,937,818

Other income – interest income	280	-

Net income (loss)	$394,448	$(1,132,916)

Net income (loss) per share, basic and diluted	$0.05	$(0.26)

Weighted-average number of common shares outstanding, basic and diluted	8,318,101	4,341,301

Dividends declared per common share	$0.1875	$0.1875

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statement of Shareholders' Equity

For the three months ended March 31, 2017

(unaudited)

	Common Stock		Additional	Cumulative Distributions and Net	Total Stockholders'
	Shares	Amounts	Paid -in Capital	Losses	Equity
Balance, December 31, 2016	8,249,204	$82,492	$80,637,051	$(7,355,354)	$73,364,189

Issuance of common stock	109,263	1,093	1,091,539	-	1,092,632
Dividends declared	-	-	-	(1,548,589)	(1,548,589)
Common stock awarded for services	3,000	30	29,970	-	30,000
Repurchase of common stock	(59,252)	(593)	(591,925)	-	(592,518)
Net income	-	-	-	394,448	394,448
Transfer from redeemable common stock	-	-	103,585	-	103,585

Balance, March 31, 2017	8,302,216	$83,022	$81,270,220	$(8,509,495)	$72,843,747

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$394,448	$(1,132,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,218,074	481,481
Common stock awarded for services	30,000	11,610
Straight-line rents	(155,188)	(47,714)
Amortization of deferred financing costs	68,258	22,423
Amortization of above-market lease	6,016	(14,134)
Amortization of below-market leases	(219,003)	(19,801)
Distributions from earnings in limited partnerships	-	21,193
Unrealized gain (loss) on interest rate swap	(85,457)	318,567
Expensed organization and offering costs	32,779	505,443
Expensed acquisition fees and costs	-	149,676
Changes in operating assets and liabilities:
Tenant receivables	(88,227)	(5,813)
Other assets	(16,821)	-
Accounts payable, accrued liabilities, and other liabilities	551,947	155,337
Due to affiliates	34,909	99,195
Net cash provided by operating activities	1,771,735	544,547

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investment	(25,750,000)	(4,326,879)
Payments of acquisition fees and costs	(602,523)	(50,565)
Payment of seller holdback	(250,000)	-
Additions to real estate investment	(53,978)	-
Refundable loan/purchase deposits	-	(850,000)
Distributions from sales proceeds in limited partnerships	-	1,230,858
Net cash used in investing activities	(26,656,501)	(3,996,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable	24,865,612	6,977,000
Cash held in escrow from mortgage financing	-	4,296,000
Repayments of mortgage note payable	(208,936)	(32,859)
Borrowings from unsecured credit facility	-	-
Repayments of unsecured credit facility	-	(8,044,432)
Payment of deferred financing costs	(491,049)	(381,259)
Proceeds from sale of an interest in real property recorded as a financing transaction	-	1,000,000
Proceeds from issuance of common stock	-	16,962,495
Payment of organization and offering costs	(32,800)	(576,734)
Repurchase of common stock	(592,518)	(262,098)
Dividends paid to common shareholders	(455,958)	(147,005)
Net cash provided by financing activities	23,084,351	19,791,108

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,800,415)	16,339,069

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,465,152	2,102,868

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$11,664,737	$18,441,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$383,503	$60,009

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Transfer from redeemable common stock	$103,586	$-
Reduction in share redemptions payable	$43,019	$-
Reinvested dividends from common shareholders	$1,092,631	$403,415
Purchase deposits applied to acquisition of real estates	$1,250,000	$200,000
Security deposits assumed and prorations from acquisitions	$-	$23,122

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The Company holds its investments directly and/or through special purpose wholly owned limited liability companies or other subsidiaries. The Company holds its 70.14% interest in one of its properties through a tenancy in common agreement. See Note 4.

The Company is externally managed by its advisor and sponsor, Rich Uncles, LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer, Howard Makler, and Ray Wirta. Rich Uncles, LLC is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. The current term of the Advisory Agreement ends on March 8, 2018. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor may terminate the Advisory Agreement for any reason and without penalty upon 60 days’ written notice; and we may terminate the Advisory Agreement for cause as defined in the Advisory Agreement. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Advisor Agreement is terminable by a majority of the members of the Company’s independent Board of Trustees or the Advisor on 60 days’ written notice with or without cause. The Sponsor also serves as the sponsor for RW Holdings NNN REIT, Inc.

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

March 31, 2017

(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on July 14, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash, cash equivalents and restricted cash are stated at cost, which approximates fair value. The Company’s cash, cash equivalents, and restricted cash could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. The Company elected to early adopt ASU 2014-15 on October 1, 2016 and it did not impact the Company’s condensed consolidated financial statements nor its disclosures.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) which clarified the definition of a business. The update added further guidance that assists preparers in evaluating whether a transaction will be an acquisition of an asset or a business. The Company expects that most of its acquisitions will qualify as an asset acquisition and therefore acquisition costs are capitalized as part of the cost of the acquired properties. The Company adopted the standard as of October 1, 2016. For periods prior to the adoption of ASU 2017-01, the Company’s financial statements will not be comparable because acquisitions of property qualified as a business and therefore acquisition costs were expensed.

New Accounting Standards Recently Issued and Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The new standard for lease accounting requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its condensed consolidated financial statements.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

NOTE 3. REAL ESTATE INVESTMENTS

The following table provides summary information regarding the Company’s properties as of March 31, 2017:

Property	Location	Acquisition Date	Property Type	Land, building and improvements	Tenant origination and absorption costs	Accumulated depreciation and amortization	Total real estate investments, net

Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(839,838)	$2,988,397
Chevron Gas Station	Rancho Cordova, CA	2/6/2015	Retail	2,600,000	-	(153,510)	2,446,490
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	-	(72,680)	2,702,320
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	-	(345,929)	3,404,071
Chevron Gas Station (See Note 4)	Roseville, CA	9/30/2015	Retail	2,800,000	-	(147,330)	2,652,670
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(249,903)	3,470,097
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(264,054)	5,057,533
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,286	(308,158)	7,323,574
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	-	(265,570)	8,654,430
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(252,298)	4,776,424
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(145,548)	3,309,329
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(875,068)	12,569,923
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,248,156	206,844	(87,703)	1,367,297
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(301,015)	5,004,985
Solar Turbines	San Diego, CA	7/21/2016	Office	5,481,198	389,718	(133,991)	5,736,925
Amec Foster	San Diego, CA	7/21/2016	Office	5,697,402	485,533	(138,248)	6,044,687
ITW Ripley	El Dorado, CA	8/18/2016	Industrial	6,178,204	407,316	(184,226)	6,401,294
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(11,390)	1,263,215
Gap	Rocklin, CA	12/1/2016	Office	7,209,629	677,191	(93,165)	7,793,655
L-3 Communications	San Diego, CA	12/23/2016	Office	10,516,420	961,107	(98,153)	11,379,374
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,258,173	2,870,258	(48,287)	27,080,144
				$124,191,947	$12,250,951	$(5,016,064)	$131,426,834

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Current Acquisitions

During the three months ended March 31, 2017, the Company acquired the following property:

Property	Land, building and improvements	Tenant origination and absorption costs	Above market lease	Purchase price
Sutter Health	$24,258,173	$2,870,258	$474,091	$27,602,523

Purchase price	$27,602,523
Purchase deposits applied	(1,250,000)
Acquisition fees and costs	(602,523)
Cash paid for acquisition of real estate investment	$25,750,000

The purchase price allocations reflected in the accompanying condensed consolidated financial statements are based upon estimates and assumptions that are subject to change that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).

The expiration of the leases of the properties acquired during the three months ended March 31, 2017 are as follows:

Property	Lease Expiration
Sutter Health	10/31/2025

The Company recognized $112,725 of total revenue related to this property for the three months ended March 31, 2017.

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

At March 31, 2017 and December 31, 2016, tenant receivables included $700,462 and $545,274, respectively, of straight-line rent receivable.

As of March 31, 2017, the future minimum contractual rent payments due under the Company’s non-cancelable operating leases are as follows:

April 1, 2017 through December 31, 2017	$9,720,186
2018	9,761,153
2019	9,957,362
2020	10,158,543
2021	9,189,556
2022	7,644,732
Thereafter	18,412,166
$74,843,698

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Revenue Concentration

As of March 31, 2017, our portfolio’s tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Annualized Base Rent*	Percentage of Annualized Base Rent
Sutter Health, CA	$2,161,686	$21.31%

*Effective Annualized Base Rent is calculated based on the monthly base rent at June 30, 2017 for twelve months.

As of March 31, 2017, no other tenant accounted for more than 10% of annualized base rent.

Intangibles

As of March 31, 2017, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,250,951	$747,358	$(5,349,908)
Accumulated amortization	(1,536,948)	(29,316)	727,154
Net amount	$10,714,003	$718,042	$(4,622,754)

Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Remaining 2017	$(1,313,970)	$(24,406)	$656,746
2018	(1,557,413)	(32,542)	860,165
2019	(1,557,413)	(32,542)	860,165
2020	(1,557,414)	(32,542)	860,165
2021	(1,310,296)	(32,542)	667,541
2022	(1,310,296)	(32,542)	657,362
Thereafter	(2,107,201)	(530,926)	60,610
	$(10,714,003)	$(718,042)	$4,622,754

Weighted average remaining amortization period	7.36 years	34.44 years	6.08 years

NOTE 4. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY

In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense. The interest expense recorded as a result of this transaction was $13,751 and $4,278 for the three months ended March 31, 2017 and 2016, respectively. The sale will qualify as a sale for financial reporting when the right to require the company to repurchase the 29.86% interest in the property expires without being exercised. The Company earned a disposition fee in connection with this transaction, see Note 8.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

NOTE 5. DEBT

Mortgage Notes Payable

As of March 31, 2017, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity
Chase Bank & Great Clips	$1,915,752	$(31,229)	$1,884,523	4.37% fixed	4.37%	2/5/2019
Levins	2,201,696	(46,306)	2,155,390	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	2,002,076	(44,764)	1,957,312	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General	2,467,596	(71,869)	2,395,727	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,887,628	(132,348)	3,755,280	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,372,458	(164,971)	4,207,487	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,810,441	(106,073)	2,704,368	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA	1,911,588	(81,798)	1,829,790	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,401,275	(192,418)	5,208,857	4.25% fixed	4.25%	12/1/2021
Dinan Cars	2,854,082	(95,908)	2,758,174	One-month LIBOR + 2.27%	4.02%	1/5/2022
ITW Sky Park	10,003,732	(279,673)	9,724,059	3.35% fixed	3.35%	11/1/2026
L-3 Communications	5,527,600	(134,338)	5,393,262	4.5% fixed	4.50%	4/1/2022
Gap	3,831,387	(97,234)	3,734,153	4.15% fixed	4.15%	8/1/2023
Dollar General Big Spring (2)	638,012	(29,215)	608,797	4.69% fixed	4.69%	3/13/2022
Sutter Health	14,850,000	(228,076)	14,621,924	4.5% fixed	4.50%	3/9/2024
	$64,675,323	$(1,736,220)	$62,939,103

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of March 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 6.

(2)	The loan is cross-collateralized with the six Dollar General properties owned by RW Holdings NNN REIT, Inc. The deed of trust for the Company’s Dollar General Big Spring property and the deeds of trust for the RW Holdings NNN REIT, Inc.’s six Dollar General properties contain cross collateralization and cross default provisions. At June 30, 2017, the outstanding principal balance of the loans on RW Holdings NNN REIT, Inc.’s six Dollar General properties was $3,976,515.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements.

The following summarizes the future principal payments on the Company’s mortgage notes payable as of March 31, 2017:

April 1, 2017 through December 31, 2017	$879,268
2018	1,233,521
2019	3,092,990
2020	1,287,632
2021	23,880,363
2022	8,889,131
Thereafter	25,412,418
Total	$64,675,323

Unsecured Credit Facility

On January 13, 2015, the Company (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). The line of credit was paid off in January 2016 and no amounts were drawn on the line after January 2016. The Company canceled its line of credit with Pacific Mercantile Bank in June 2016.

The following is a reconciliation of the components of interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Mortgage notes payable
Interest expense (1)	$465,115	$105,637
Amortization of deferred financing costs	68,258	10,173
Unrealized loss (gain) on interest rate swaps (see Note 6)	(85,924)	332,123
Unsecured credit facility
Interest expense	-	(5,745)
Amortization of deferred financing costs	-	12,250
Sales deposit liability (See Note 4)	13,751	4,278
Total interest expense	$461,200	$458,716

(1)	Includes $467 and $9,821 for the three months ended March 31, 2017 and 2016, respectively, of monthly payments to settle the Company’s interest rate swaps and $13,242 and $9,821 of accrued interest payable at March 31, 2017 and 2016, respectively, representing the unsettled portion of the interest rate swaps for the period from the most recent settlement date through March 31, 2017 and 2016, respectively.

NOTE 6. INTEREST RATE SWAP DERIVATIVES

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

March 31, 2017

(unaudited)

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

During 2016, the Company (or wholly owned LLCs) entered into interest rate swap agreements with amortizing notational amounts relating to eight of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	March 31, 2017
Derivative Instruments	Number of Instruments	Notional Amount (1)	Reference Rate as of 3/31/2017	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$22,507,565	One-month LIBOR/Fixed at 1.21%-2.27%	3.42%	4.09 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,552,875.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

		March 31, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	5	$232,316	5	$180,759

	Liability – Interest rate swap derivatives, at fair value	3	$(72,940)	3	$(106,840)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at March 31, 2017 or December 31, 2016 were designated as hedging instruments, therefore the net unrealized loss (gain) recognized on interest rate swaps of $(85,457) and $318,567 was recorded as a (decrease) increase in interest expense for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7. FAIR VALUE DISCLOSURES

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, purchase and other deposits, other assets, accounts payable, accrued expenses and other liabilities, sales deposit liability, share repurchase payable, and due to affiliates: These balances approximate their fair values due to the short maturities of these items.

Derivative Instruments: The Company’s derivative instruments are presented at fair value in the accompanying consolidated balance sheet. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of March 31, 2017 and December 31, 2016:

March 31, 2017			December 31,2016
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$64,675,323	$62,939,103	$62,613,614	$40,018,648	$38,705,103	$38,153,219

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of March 31, 2017 and December 31, 2015 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company measured the following assets and liabilities at fair value:

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Asset - Interest rate swap derivatives	$232,316	$-	$232,316	$-
Liability – Interest rate swap derivatives	$(72,940)	$-	$(72,940)	$-

December 31, 2016:
Asset - Interest rate swap derivatives	$180,759	$-	$180,759	$-
Liability – Interest rate swap derivatives	$(106,840)	$-	$(106,840)	$-

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

NOTE 8. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the three months ended March 31, 2017 and 2016 as well as the related amounts payable or receivable as of March 31, 2017 and December 31, 2016 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three months ended			Three months ended
	March 31, 2017	March 31, 2017		March 31, 2016	December 31, 2016
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Acquisition fees	$-	$-	$-	$95,000	$-	$-
Asset management fees	162,201	-	46,036	62,339	-	43,993
Disposition fees	-	-	-	30,000	-	-
Fees to affiliates	162,201			187,339

Property management fees *	17,866	-	39,133	1,063	-	21,267
Reimbursable organizational and offering expenses	32,779	-	41,775	521,135	-	41,797
Capitalized:
Acquisition fees	540,000	48,950	-	-	48,950	-
Financing coordination fees	100,156	-	137,800	69,770	-	137,800
Other:
Due to advisor for costs advanced	15,000	-	285,372	47,055	-	270,372
Due to other - SSLFO (1)	-	-	100,477	-	-	100,477
Due to RW Holdings NNN REIT Inc.(2)	-	-	28,571	-	-	28,571
	$868,002	$48,950	$679,164	$826,362	$48,950	$644,277

* Property management fees are presented as “property expenses” in the condensed consolidated statement of operations

(1) These costs were incurred by SSLFO, an affiliate of the Sponsor, in connection with the organization and offering of the Company’s shares.

(2) These costs were incurred in connection with the potential acquisition of a property by the Company. The property was acquired by RW Holdings NNN REIT, Inc.; therefore, the Company has a receivable from RW Holdings NNN REIT, Inc.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Organizational and Offering Expenses

During the offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses related to the offering to the extent they exceed 3.0% of gross offering proceeds from the offering. As of March 31, 2017, the Sponsor has incurred organizational and offering expenses of $3,424,663, which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future sales of stock, including sales pursuant to the Plan, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain.

As of March 31, 2017 and December 31, 2016, the Company has reimbursed the Sponsor $2,546,870 and $2,514,070, respectively, for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through March 31, 2017 and December 31, 2016 was $2,588,645 and $2,555,866, respectively, of which $41,775 was payable at March 31, 2017 and $41,797 was receivable at December 31, 2016.

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

March 31, 2017

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

March 31, 2017

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

NOTE 10. SUBSEQUENT EVENTS

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

On July 20, 2017, the Company’s board of trust managers declared dividends based on daily record dates for the period April 1, 2017 through June 30, 2017 at a rate of $0.0020604 per share per day, or $1,569,284, on the outstanding shares of the Company’s common stock, which the Company paid on July 20, 2017. Of the $1,569,284 dividend, $1,103,595 was reinvested through the Company’s Plan.

Acquisitions

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

Repurchase of Common Stock

For the period from April 1, 2017 through August 10, 2017, the Company repurchased 202,791 shares for $2,027,911.

Legal Matters

None.

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

The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	We may not be able to maintain profitability.
•	Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements to our Sponsor or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to shareholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2017.

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

Management’s Overview

We were formed on March 7, 2012 as a California unincorporated association, under the laws of the State of California, and is treated as a REIT. We invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate were generally made by acquiring fee title or interests in entities that own and operate real estate. We made acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants in common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

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

Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an Advisory Agreement with Rich Uncles LLC which manages our operations and will manage our portfolio of core real estate Properties and real estate related assets. Rich Uncles LLC is paid certain fees as set forth in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

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

As of August 10, 2017, we had sold 8,847,811 shares of common stock for gross offering proceeds for $88,478,107.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We used substantially all of the net proceeds from the offering to acquire a portfolio of real estate investments. We invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. We diversified our portfolio by geography, investment size, and investment risk with the goal of owning a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders.

Our investment objectives and policies may be amended or changed at any time by our board of trust managers. Although we have no plans at this time to change any of our investment objectives, our board of trust managers may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interest of our shareholders.

Rich Uncles LLC made recommendations on all investments to our board of trust managers. All proposed real estate investments must be approved by at least a majority of our board of trust managers subject to guidelines established by our board of trust managers which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

As of March 31, 2017, the Company owned twenty-one properties in three states consisting of retail, office and industrial properties. The net book value of these investments at March 31, 2017 was $131,426,834.

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

At August 10, 2017, we owned a diversified portfolio:

•	Of 21 properties, eleven properties are retail properties which represent 35% of the portfolio, seven properties are office properties which represent 53% of the portfolio, and of which three properties are industrial property which represents 12% of the portfolio (expressed as a percentage of base rental revenue);

•	Fully leased with an occupancy rate of 100.0%;

•	Leased to twenty-two different commercial tenants doing business in three separate property types;

•	Located in three states;

•	With approximately 615,000 square feet of aggregate leasable space of which approximately 185,000 square feet per retail property, approximately 327,000 square feet per office property, and 103,000 square feet per industrial property;

•	With an average leasable space per property of approximately 29,500 square feet and

•	With a balance of outstanding debt of approximately $64.4 million.

Of the 21 properties in the portfolio, 20, or 97%, by base rental revenue, are single-tenant properties. At August 9, 2017, all 21 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 7.36 years.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Strategy

Our investment strategy is to primarily own single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. Our ideal portfolio is comprised of a mix of office, industrial and retail property types, with greater than 50% of our real estate leased to investment grade tenants as determined by one of the big three credit rating agencies (Standard & Poor’s, Moody’s or Fitch Group). We generally seek to acquire real estate that has the following characteristics:

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

At March 31, 2017, the outstanding principal balance of the Company’s mortgage notes payable was $64,675,323. See Note 5 to the unaudited condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness.

Portfolio Information

Our real estate investments were as follows:

	As of
	March 31, 2017	December 31, 2016	March 31, 2016
Number of Properties:
Retail	11	11	8
Office	7	7	1
Industrial	3	2	1
Total	21	20	10

Leasable Square Feet:
Retail	171,898	171,898	101,966
Office	326,715	220,123	20,800
Industrial	103,296	103,296	76,000
Total	601,909	495,317	198,766

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31:

	2017	2016
Net cash provided by operating activities	$1,717,735	$544,547
Net cash used in investing activities	$(26,656,501)	$(3,996,586)
Net cash provided by financing activities	$23,084,351	$19,791,108

Cash Flows from Operating Activities

As of March 31, 2017 and 2016, we owned twenty-one and ten properties, respectively. The acquisition of the one property, owning the two properties acquired during the three months ended March 31, 2016 for the entire three month period ended March 31, 2017, as well as the acquisition of ten properties between April 1, 2016 and December 31, 2016, significantly contributed to the increase in net cash provided by operating activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, one property was acquired for $25,803,978. During the three months ended, March 31, 2016, one property was acquired for $4,326,879. During the three months ended March 31, 2017 and 2016, the payment of acquisition fees and costs were $602,523 and $50,565 respectively. During the three months ended March 31, 2017 and 2016, the payment of seller holdback was $250,000 and $0, respectively. In addition, refundable purchase deposits of $0 and $850,000 were made during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2016, the distribution of sales proceeds in limited partnership was $1,230,858.

Cash Flows from Financing Activities

During the three months ended March 31, 2017 and 2016, the proceeds from mortgage notes payable were $24,865,612 and $6,977,000, respectively. During the three months ended March 31, 2017 and 2016, the proceeds received from cash in escrow related to mortgage notes payable were $0 and $4,296,000, respectively. During the three months ended March 31, 2017 and 2016, principal payments on mortgage notes payable were $208,936, and $32,859, respectively. During the three months ended March 31, 2017 and 2016, the payments on the unsecured credit facility were $0 and $8,044,432, respectively. During the three months ended March 31, 2017 and 2016, payments of deferred financing costs were $491,049 and $381,259, respectively. During the three months ended March 31, 2017, payments of refundable loan deposits were $85,880. During the three months ended March 31, 2016, $1,000,000 was received from the transfer of a 29.86% interest in the Chevron Gas Station property in Roseville, CA. During the three months ended March 31, 2017 and 2016, the proceeds from the issuance of common stock was $0 and $16,962,495, respectively. During the three months ended March 31, 2017 and 2016, organization and offering costs were $32,800 and $576,734, respectively. During the three months ended March 31, 2017 and 2016, the cash used to repurchase common stock was $592,518 and $262,098, respectively. During the three months ended March 31, 2017 and 2016, cash distributions paid to common shareholders were $455,958 and $147,005, respectively.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The Company owned twenty properties at December 31, 2016. The Company acquired one property in March 2017. We expect that rental income, tenant recoveries, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the eleven properties acquired in 2016 for an entire period and the acquisition of the Walgreens property in June 2017.

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Rental Income

Rental income for the three months ended March 31, 2017 was $2,392,795 and $773,476 for the three months ended March 31, 2016. The annualized rental income of the properties owned as of March 31, 2017 was $10,145,247.

Tenant Recoveries

Tenant recoveries for the three months ended March 31, 2017 were $333,472, and was $31,426 for the three months ended March 31, 2016y. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Asset management fees to affiliate for the three months ended March 31, 2017 and 2016 were $162,201 and $62,339 respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Disposition fees to affiliate for the three months ended March 31, 2016 were $30,000. There were no disposition fees to affiliate in 2017.

Property management fees to affiliate for the three months ended March 31, 2017 and 2016 were $17,866 and $1,063 respectively.

Acquisition fees to affiliate for the three months ended March 31, 2017 and 2016 were $540,000 and $95,000, respectively. Upon adopting ASU 2017-01 on October 1, 2016, acquisition fees were capitalized and thus the $540,000 of acquisition fee to affiliate was capitalized.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $149,665 and $704,215, respectively. During the three months ended March 31, 2016, the Company was offering its shares of common stock to the public. On July 20, 2016, the Company terminated its public offering. The Company continues to sell its shares to existing shareholders pursuant the Plan. Therefore, the advertising costs of $522,135 incurred in the three months ended March 31, 2016 were reduced to $32,779 for the three months ended March 31, 2017. These advertising costs are the reimbursement to the Sponsor of organization and offering costs issued by the Sponsor. The Company’s obligation to reimburse the Sponsor for organization and offering costs is limited to 3% of gross offering proceeds. Gross offering proceeds includes the proceeds from shares sold pursuant to the Plan. General and administrative costs, excluding advertising costs were $116,886 and $236,435 for the three months ended March 31, 2017 and 2016, respectively. The most significant components of general and administrative, after excluding advertising costs, are legal fees, audit fees and common stock awarded for services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $1,218,074 and $481,481, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was $461,200 and $458,716, respectively. See Note 5 for the detail of the components of interest expense.

Property Expenses

Property expenses for the three months ended March 31, 2017 2016 were $340,959 and $51,391, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses.

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

As of March 31, 2017, the Company had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of March 31, 2017 other than to the extent of 3% of the gross offering proceeds. Through March 31, 2017, our Sponsor had incurred organizational and offering costs on our behalf in connection with our offering of $3,424,663. As of March 31, 2017, the Company had recorded $2,588,645 of organizational and offering costs, of which $41,775 was payable to the Sponsor.

See Note 8 to the unaudited condensed Consolidated Financial Statements for additional information.

Distributions

Dividends declared, dividends paid and cash flow provided by operations were as follows:

			Dividends paid
Period	Dividends declared	Dividends declared per share	Cash	Reinvested	Cash flows provided by operating activities (1)
First Quarter 2016	543,128	$0.1875	$146,053	$397,075	$544,548
Second Quarter 2016	822,276	$0.1875	$233,886	$588,390	$802,547
Third Quarter 2016	1,138,525	$0.1875	$316,501	$822,024	$955,147
Fourth Quarter 2016	1,529,518	$0.1875	$435,919	$1,093,599	$1,026,685
First Quarter 2017	1,548,589	$0.1875	$455,958	$1,092,631	$1,717,758
Totals	$5,586,781	$1.1250	$1,588,317	$3,993,719	$5,046,685

(1)	Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the distribution period rather than the quarter for which distributions were declared.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividends are paid on a quarterly basis. In general, distributions for record dates as of the end of a given quarter are paid on or about the 20th of the first month following the quarter. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
October 1 - December 31, 2013	0.002038	January 20, 2014	January 20, 2014
January 1 - March 31, 2014	0.002083	April 20, 2014	April 20, 2014
April 1 - June 30, 2014	0.00206	July 20, 2014	July 20, 2014
July 1 - September 30, 2014	0.00206	October 20, 2014	October 20, 2014
October 1 - December 31, 2014	0.002038	January 20, 2015	January 20, 2015
January 1 - March 31, 2015	0.00206	April 20, 2015	April 20, 2015
April 1 - June 30, 2015	0.00206	July 20, 2015	July 20, 2015
July 1 - September 30, 2015	0.00206	October 20, 2015	October 20, 2015
October 1 - December 31, 2015	0.002038	January 20, 2016	January 20, 2016
January 1 - March 31, 2016	0.002083	April 20, 2016	April 20, 2016
April 1 - March 31, 2017	0.00206	July 20, 2016	July 20, 2016
July 1 – September 30, 2016	0.00206	October 20, 2016	October 20, 2016
October 1 – December 21, 2017	0.002038	January 20, 2017	January 20, 2017
January 1 – March 31, 2017	0.00206	April 20, 2017	April 20, 2017
April 1 - June 30, 2017	0.0020604	July 20, 2017	July 20, 2017

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

Properties

As of March 31, 2017, we owned twenty-one properties encompassing approximately 601,909 leasable square feet in three states. We were in the offering state of our life cycle through July 20, 2016 with the acquisitions that we completed in June 2017. The Company has fully invested the offering proceeds. More detail about our properties can be found in Note 3 to the unaudited condensed Consolidated Financial Statements.

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

Election to be Taxed as a REIT

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on July 14, 2017. There have been no significant changes to our policies during 2017, except as disclosed in Note 2 of the Notes to the unaudited condensed Consolidated Financial Statements.

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

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. See Note 9 to the unaudited condensed Consolidated Financial Statements for further detail.

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 8 to the unaudited condensed Consolidated Financial Statements and the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2017 for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2017 through the filing date of this Quarterly Report on Form 10-Q. See Note 10 to the unaudited condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable as the Company is a Smaller Reporting Company.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of March 31, 2017 because of material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

PART I – FINANCIAL INFORMATION (continued)

Remediation Plan

In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, material weaknesses in our internal control over financial reporting were identified as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. The material weaknesses identified related to (1) the lack of sufficient qualified resources to be able to produce accurate and complete financial statements and disclosures in a timely manner and (2) lack of established processes relating to the preparation and review of analyses and reconciliations necessary to execute a timely financial close resulting in accurate financial information. Management, and our Board of Directors, is committed to remediating the material weaknesses through hiring additional qualified resources, continued training of personnel, improving the structure and timeliness of our accounting close process and continuing to enhance our financial review controls. Accordingly, management is in the process of developing and implementing a plan to remediate the deficiencies in internal control as described in our Annual Report on Form 10-K for the year ended December 31, 2016. Specifically:

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

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

The information disclosed under Legal Matters in Note 9 to the unaudited condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.      Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Item 1A of our December 31, 2016 audited financial statements included in our Annual Report on Form 10-K, as amended, filed with the SEC on July 14, 2017.

PART II – OTHER INFORMATION (continued)

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

The offering commenced on March 7, 2012 and terminated on July 20, 2016 with the exception of shares to be sold pursuant to the Plan.

As of March 31, 2017, we had sold 8,628,818 shares of common stock in the offering for gross proceeds of $86,288,180, including 440,853 shares of common stock under the Plan for gross offering proceeds of $4,408,532. See Note 8 to the Notes to the unaudited condensed Consolidated Financial Statements for information regarding certain reimbursements paid to our Sponsor and our Advisor.

Net proceeds available for investment after the payment of the costs described above were approximately $83,699,535. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $131,786,372 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

During the three months ended March 31, 2017, we fulfilled repurchase requests and repurchased shares pursuant to our share repurchase program as follows:

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

PART II – OTHER INFORMATION (continued)

Item 3.         Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2017 that would require a response to this item.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

No events occurred during the three months ended March 31, 2017 that would require a response to this item.

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

Date: August 14, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I*
3.2	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I*
3.3	Bylaws*
4.1	Form of Subscription Agreement for Shares of Rich Uncles Real Estate Investment Trust I*
4.2	Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan*
10.1	Amended and Restated Advisory Agreement dated as of March 8, 2012 by and between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.2	Amendment No.1 to Amended and Restated Advisory Agreement.*
10.3	Indemnification Agreement dated February 7, 2017 between Rich Uncles Real Estate Investment Trust I, its Directors and Executive Officers, and Rich Uncles, LLC.*
10.4	Non-Solicitation Agreement dated February 8, 2017 between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.5	Code of Business Conduct and Ethics.*
10.6	Audit Committee Charter.*
21.1	List of Subsidiaries.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Previously filed.
**	Filed herewith.
***	In accordance with Item 601 (b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

