Form 10-Q
period 2017-06-30
Rich Uncles Real Estate Investment Trust I
filed 2017-08-14
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017 there were 7,385,425 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

JUNE 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Real estate investments:
Land	$29,896,957	$27,738,010
Buildings and improvements	96,674,564	72,141,786
Tenant origination and absorption costs	12,699,134	9,380,693
Total real estate investments, cost	139,270,655	109,260,489
Accumulated depreciation and amortization	(6,311,898)	(3,797,990)
Total real estate investments, net	132,958,757	105,462,499

Cash and cash equivalents	7,024,197	12,341,682
Restricted cash	1,585,610	1,123,470
Tenant receivables	1,359,973	731,690
Above-market lease intangibles, net	834,842	249,967
Due from affiliates	145	48,950
Purchase and other deposits	-	1,250,000
Interest rate swap derivatives	184,923	180,759
Other assets	38,643	18,553
TOTAL ASSETS	$143,987,090	$121,407,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage note payable, net	$62,699,053	$38,705,103
Accounts payable, accrued expenses and other liabilities	1,163,289	923,249
Sales deposit liability (Note 4)	1,000,000	1,000,000
Share repurchase payable	1,478,419	592,511
Below-market leases, net	4,403,750	4,841,757
Due to affiliates	132,747	644,277
Interest rate swap derivatives	85,108	106,840
TOTAL LIABILITIES	70,962,366	46,813,737

Redeemable common stock	656,348	1,229,644

Common stock $0.01 par value, 10,000,000 shares authorized, 8,358,474 shares issued and outstanding as of March 31, 2017 and 8,249,204 shares issued and outstanding as of December 31, 2016	83,579	82,492
Additional paid-in-capital	81,416,054	80,637,051
Cumulative distributions and net losses	(9,131,257)	(7,355,354)
TOTAL SHAREHOLDERS' EQUITY	72,368,376	73,364,189

Commitments and contingencies (Note 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$143,987,090	$121,407,570

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$2,829,432	$1,267,927	$5,222,228	$2,041,403
Tenant recoveries	678,519	172,530	1,011,990	203,956
Total revenue	3,507,951	1,440,457	6,234,218	2,245,359

Expenses:
Fees to affiliates (Note 9)	193,391	537,392	355,592	694,531
General and administrative	238,118	869,987	387,783	1,534,390
Depreciation and amortization	1,452,354	597,139	2,670,428	1,148,631
Interest expense	761,743	475,957	1,222,944	934,673
Property expenses	673,445	206,565	1,014,404	257,956
Acquisition costs	-	21,546	-	76,222
Total expenses	3,319,051	2,708,586	5,651,151	4,646,403

Other income:
Interest income	558	51	838	51
Gain on sale of real estate investment property, net (Note 5)	747,957	-	747,957	-
Total other income	748,515	51.00	748,795	51.00

Net income (loss)	$937,414	$(1,268,078)	$1,331,862	$(2,400,993)

Net income (loss) per share, basic and diluted	$0.11	$(0.21)	$0.16	$(0.46)

Weighted-average number of common shares outstanding, basic and diluted	8,381,613	6,062,281	8,348,625	5,178,411

Dividends declared per common share	$0.1875	$0.1875	$0.1875	$0.3750

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statement of Shareholders' Equity

For the six months ended June 30, 2017

(unaudited)

	Common Stock		Additional	Cumulative Distributions and Net	Total Stockholders'
	Shares	Amounts	Paid -in Capital	Losses	Equity
Balance, December 31, 2016	8,249,204	$82,492	$80,637,051	$(7,355,354)	$73,364,189

Issuance of common stock	217,471	2,174	2,172,538	-	2,174,712
Dividends declared	-	-	-	(3,107,765)	(3,107,765)
Common stock awarded for services	6,000	55	59,945	-	60,000
Repurchase of common stock	(114,201)	(1,142)	(1,140,868)	-	(1,142,010)
Net income	-	-	-	1,331,862	1,331,862
Transfer to redeemable common stock	-	-	(312,612)	-	(312,612)

Balance, June 30, 2017	8,358,474	$83,579	$81,416,054	$(9,131,257)	$72,368,376

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,331,862	$(2,400,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,670,428	1,148,631
Common stock shares awarded for services	60,000	25,430
Straight-line rents	(358,410)	(106,285)
Amortization of deferred financing costs	145,776	49,560
Amortization of above-market lease	14,266	11,184
Amortization of below-market leases	(438,007)	(152,791)
Distributions from earnings in limited partnerships	-	21,193
Gain on sale of real estate investment, net	(747,957)	-
Unrealized (losses) gain on interest rate swaps	(30,892)	576,175
Expensed organization and offering costs	65,241	1,282,134
Expensed acquisition fees and costs	-	587,730
Changes in operating assets and liabilities:
Tenant receivables	(290,083)	-
Other assets	(20,478)	(31,997)
Accounts payable and accrued liabilities	510,205	202,364
Due to affiliates	(364,396)	134,760
Net cash provided by operating activities	2,547,555	1,347,095

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(30,664,507)	(24,255,037)
Additions to real estate investments	(367,771)	-
Payment of acquisition fees and costs	(677,029)	(481,871)
Payment of buyer holdback	(250,000)	-
Refundable purchase deposits	(250,000)	(1,826,480)
Proceeds from sale of real estate investment property	3,245,286	-
Distributions from sales proceeds in limited partnerships	-	1,230,858
Net cash used in investing activities	(28,964,021)	(25,332,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable	24,865,612	13,780,000
Cash held in escrow from mortgage financing	-	1,446,000
Repayments of mortgage notes payable	(523,514)	(89,143)
Refundable loan deposits	(85,380)	-
Repayments of unsecured credit facility	-	(8,044,432)
Payments of deferred financing costs	(545,958)	(499,235)
Proceeds from sale of an interest in real property recorded as a financing transaction	-	1,000,000
Payment of offering costs	(74,576)	(990,600)
Proceeds from issuance of common stock	-	39,074,619
Repurchase of common stock	(1,142,010)	(1,158,644)
Dividends paid to common shareholders	(933,053)	(374,769)
Net cash provided by financing activities	21,561,121	44,143,796

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,855,345)	20,158,361

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,465,152	2,102,868
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,609,807	$22,261,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$982,039	$244,773

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers to redeemable common stock	$312,612	$1,524,774
Increase in share redemptions payable	$885,908	$351,207
Reinvested dividends from common stock holders	$2,174,711	$985,464
Purchase deposits applied to acquisition of real estate	$1,500,000	$1,080,750
Security deposits assumed and prorations from acquisitions	$107,029	$200,213

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

June 30, 2017

(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on July 14, 2017.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash, cash equivalents and restricted cash are stated at cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with major financial institutions; however these cash balances and restricted cash could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.

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

June 30, 2017

(unaudited)

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 3. REAL ESTATE INVESTMENTS

The following table provides summary information regarding the Company’s properties as of June 30, 2017:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net
Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(919,823)	$2,908,412
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	-	(82,371)	2,692,629
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	-	(399,148)	3,350,852
Chevron Gas Station see Note 4)	Roseville, CA	9/30/2015	Retail	2,800,000	-	(171,221)	2,628,779
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(292,744)	3,427,256
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(312,064)	5,009,523
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,286	(367,801)	7,263,931
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	-	(316,971)	8,603,029
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(312,849)	4,715,873
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(180,479)	3,274,398
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(1,103,347)	12,341,644
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,294,943	206,844	(111,070)	1,390,717
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(396,072)	4,909,928
Solar Turbines	San Diego, CA	7/21/2016	Office	5,481,198	389,718	(257,917)	5,612,999
Amec Foster	San Diego, CA	7/21/2016	Office	5,697,402	485,533	(181,281)	6,001,654
ITW Ripley	El Dorado, CA	8/18/2016	Industrial	6,178,204	407,316	(187,041)	6,398,479
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(18,984)	1,255,621
Gap	Rocklin, CA	12/1/2016	Office	7,209,629	677,191	(173,021)	7,713,799
L-3 Communications	San Diego, CA	12/23/2016	Office	10,783,426	961,107	(184,872)	11,559,661
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(338,008)	26,788,882
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(4,814)	5,110,691
				$126,571,521	$12,699,134	$(6,311,898)	$132,958,757

Current Acquisitions

During the six months ended June 30, 2017, the Company acquired the following properties:

Property	Acquisition Date	Land, Building and Improvements	Tenant Origination and Absorption Costs	Above- Market Leases	Total
Sutter Health	3/15/2017	$24,256,632	$2,870,258	$474,091	$27,600,981
Walgreens	6/29/2017	4,667,322	448,183	125,050	5,240,555
		$28,923,954	$3,318,441	$599,141	$32,841,536

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

Purchase price	$32,841,536
Purchase deposits applied	(1,500,000)
Acquisition fees and costs	(677,029)
Cash paid for acquisition of real estate investments	$30,664,507

The purchase price allocations reflected in the accompanying condensed consolidated financial statements are based upon estimates and assumptions that are subject to change that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).

The expiration of the leases of the properties acquired during the three and six months ended June 30, 2017 are as follows:

Property	Lease Expirations
Sutter Health	10/31/2025
Walgreens	3/31/2062

The Company recognized $632,847 and $704,905 of total revenue related to these properties for the three and six months ended June 30, 2017.

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

At June 30, 2017 and December 31, 2016, tenant receivables included $883,474 and $545,274, respectively, of straight-line rent receivable.

As of June 30, 2017, the future minimum contractual rent payments due under the Company’s non-cancelable operating leases are as follows:

July 1, 2017 through December 31, 2017	$5,139,136
2018	10,215,833
2019	10,412,042
2020	10,613,223
2021	9,644,236
2022	8,099,412
Thereafter	33,138,176
$87,262,058

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

Revenue Concentration

As of June 30, 2017, our portfolio’s tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Annualized Base Rent*	Percentage of Annualized Base Rent
Sutter Health, CA	$2,247,366	$21.97%

* Effective Annualized Base Rent is calculated based on the monthly base rent at June 30, 2017 for twelve months.

As of June 30, 2017, no other tenant accounted for more than 10% of annualized base rent.

Intangibles

As of June 30, 2017, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,699,134	$872,408	$(5,349,908)
Accumulated amortization	(1,976,458)	(37,566)	946,158
Net amount	$10,722,676	$834,842	$(4,403,750)

Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Remaining 2017	$879,864	$17,660	$(437,743)
2018	1,567,392	35,320	(860,165)
2019	1,567,392	35,320	(860,165)
2022	1,567,392	35,320	(860,165)
2021	1,320,274	35,320	(667,541)
2022	1,080,687	35,320	(201,982)
Thereafter	2,739,675	640,582	(515,989)
	$10,722,676	$834,842	$(4,403,750)

Weighted Average Remaining Amortization Period	8.73 years	35.89 years	5.87 years

NOTE 4. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY

In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense. The interest expense recorded as a result of this transaction was $13,751, and $13,751 and $27,501 and $18,028 for the three and six months ended June 30, 2017 and 2016, respectively. The sale will qualify as a sale for financial reporting when the right to require the company to repurchase the 29.86% interest in the property expires without being exercised. The Advisor earned a disposition fee in connection with this transaction, see Note 9.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 5. SALE OF REAL ESATE INVESTMENT PROPERTY

On April 27, 2017, the Company sold the Chevron Gas Station property in Rancho Cordova, CA to a third party for $3,434,000 which was paid in cash. The sale resulted in a gain for financial reporting purposes of $747,957, which is net of the $103,020 disposition fee the Advisor earned in connection with this transaction (see Note 9). The Company entered into a 1031 exchange to defer the taxable gain of approximately $900,000 on the transaction. The 1031 exchange was completed when the Company purchased the Walgreens property on June 29, 2017.

NOTE 6. DEBT

Mortgage Notes Payable

As of June 30, 2017, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity
Chase Bank & Great Clips	$1,906,709	$(28,259)	$1,878,450	4.37% fixed	4.37%	2/5/2019
Levins	2,191,276	(43,115)	$2,148,161	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	1,992,601	(41,748)	$1,950,853	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General Bakersfield	2,455,270	(67,330)	$2,387,940	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,867,940	(124,326)	$3,743,614	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,350,617	(154,551)	$4,196,065	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,795,600	(99,771)	$2,695,829	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA	1,901,607	(79,275)	$1,822,332	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,379,212	(182,202)	$5,197,010	4.25% fixed	4.25%	12/1/2021
Dinan Cars	2,841,914	(90,815)	$2,751,099	One-month LIBOR + 2.27%	4.02%	1/5/2022
ITW Sky Park	9,954,758	(272,471)	$9,682,287	3.35% fixed	3.35%	11/1/2026
L-3 Communications	5,514,658	(133,316)	$5,381,342	4.5% fixed	4.50%	4/1/2022
Gap	3,815,479	(96,417)	$3,719,062	4.15% fixed	4.15%	8/1/2023
Dollar General Big Spring (2)	636,916	(28,213)	$608,703	4.69% fixed	4.69%	3/13/2022
Sutter Health	14,756,188	(219,882)	$14,536,306	4.5% fixed	4.50%	3/9/2024
	$64,360,745	$(1,661,691)	$62,699,053

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of June 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2017 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 6.

(2)	The loan is cross-collateralized with the six Dollar General properties owned by RW Holdings NNN REIT, Inc. The deed of trust for the Company’s Dollar General Big Spring property and the deeds of trust for the RW Holdings NNN REIT, Inc.’s six Dollar General properties contain cross collateralization and cross default provisions. At June 30, 2017, the outstanding principal balance of the loans on RW Holdings NNN REIT, Inc.’s six Dollar General properties was $3,976,515.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements.

The following summarizes the future principal payments on the Company’s mortgage notes payable as of June 30, 2017:

April 1, 2017 through December 31, 2017	$597,661
2018	1,234,848
2019	3,094,244
2020	1,288,786
2021	23,881,428
2022	25,513,920
Thereafter	8,749,858
Total principal	$64,360,745

Unsecured Credit Facility

On January 13, 2015, the Company (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). The line of credit was paid off in January 2016 and no amounts were drawn on the line after January 2016. The Company canceled its line of credit with Pacific Mercantile Bank in June 2016.

The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Mortgage Payable
Interest expense incurred (1)	$615,443	$132,921	$1,080,559	$238,559
Amortization of deferred financing costs	77,517	27,136	145,776	37,309
Unrealized loss (gain) on interest rate swaps (see Note 7)	55,032	256,624	(30,892)	588,747
Unsecured Credit Facility
Interest expense incurred	-	45,524	-	39,779
Amortization of deferred financing costs	-	-	-	12,250
Sales deposit liability (see Note 4)	13,751	13,751	27,501	18,028
Total interest expense	$761,743	$475,957	$1,222,944	$934,673

(1)	Includes $39,054 and $83,395 for the three and six months ended June 30, 2017, respectively and $37,813 and $48,553 for the three and six months ended June 30, 2016, respectively, of monthly payments to settle the Company’s interest rate swaps and $8,713 and $12,572 of accrued interest payable at June 30, 2017 and 2016, respectively, representing the unsettled portion of the interest rate swaps for the period from the most recent settlement date through June 30, 2017 and 2016, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 7. INTEREST RATE SWAP DERIVATIVES

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

During 2016, the Company (or wholly owned LLCs) entered into interest rate swap agreements with amortizing notational amounts relating to eight of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	June 30, 2017					December 31, 2016
Derivative Instruments	Number of Instru- ments	Notional Amount (1)	Reference Rate as of 6/30/2017	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (1)	Reference Rate as of 12/31/2016	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$22,396,825	One-month LIBOR/Fixed at 1.21%-2.27%	3.42%	4.09 years	8	$22,871,000	One-month LIBOR/Fixed at 1.21%-2.27%	3.28%	4.17 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,552,875.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheets as of June 30, 2017 and 2016, respectively.

		June 30, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	5	$181,242	5	$180,759

Interest Rate Swaps	Liability – Interest rate swap derivatives, at fair value	3	$(90,139)	3	$(106,840)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at June 30, 2017 or December 31, 2016 were designated as hedging instruments, therefore the net unrealized loss (gain) recognized on interest rate swaps of $595,616 and $257,608 and $(25,896) and $576,175 was recorded as a (decrease) increase in interest expense for the three and six months ended June 30, 2017 and 2016, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 8. FAIR VALUE DISCLOSURES

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of June 30, 2017 and December 31, 2016:

June 30, 2017			December 31, 2016
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$64,360,745	$62,699,053	$63,330,615	$40,018,648	$38,705,103	$38,153,219

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of June 30, 2017 and December 31, 2016 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

During the six months ended June 30, 2017 and year ended December 31, 2016, the Company measured the following assets and liabilities at fair value:

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017: Asset - Interest rate swap derivatives	$181,242	$-	$181,242	$-
Liability – Interest rate swap derivatives	$(90,139)	$-	$(90,139)

December 31, 2016: Asset - Interest rate swap derivatives	$180,759	$-	$180,759	$-
Liabilities – Interest rate swap derivatives	$(106,840)	$-	(106,840)	$-

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the three and six months ended June 30, 2017 and 2016 as well as the related amounts payable or receivable as of June 30, 2017 and December 31, 2016 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three months ended	Six months ended			Three months ended	Six months ended
	June 30, 2017		June 30, 2017		June 30, 2016		December 31,2016
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Acquisition fees	$-	$-	$-	$-	$416,769	$511,508	$-	$-
Asset management fees	193,391	355,592	-	170	90,623	153,023	-	43,993
Disposition fees	-	-	-	-	30,000	30,000	-	-
Fees to affiliates	193,391	355,592			537,392	694,531

Property management fees **	24,776	42,642	-	17,100	1,063	2,125	-	21,267
Disposition fees**	103,020	103,020	-	-	-	-	-	-
Reimbursable organizational and offering expenses	32,462	65,241	-	-	681,430	1,202,565	-	41,797
Capitalized:
Acquisition fees	102,314	642,314	145	-	-	-	48,950	-
Financing coordination fees	-	100,156	-	-	112,630	180,760	-	137,800
Other:
Due to advisor for costs advanced	-	15,000	-	15,000	398,170	351,115	-	270,372
Due to other - SSLFO (1)	-	-	-	100,477	-	-	-	100,477
Due to NNN (2)	-	-		-	95,730	95,730	-	28,571
	$455,963	$1,323,965	$145	$132,747	$1,826,415	$2,526,826	$48,950	$644,277

* Property management fees are presented as “property expenses” in the condensed consolidated statement of operations

** Disposition fees for the three and six months ended June 30, 2017 are presented as a reduction of gain on sale of real estate investment property (see Note 5).

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

Organizational and Offering Expenses

During the offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses related to the offering to the extent they exceed 3.0% of gross offering proceeds from the offering. As of June 30, 2017, the Sponsor has incurred organizational and offering expenses of $3,424,663, which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future sales of stock, including sales pursuant to the Plan, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain.

As of June 30, 2017 and December 31, 2016, the Company has reimbursed the Sponsor $2,621,108 and $2,514,070, respectively, for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through June 30, 2017 and December 31, 2016 was $2,621,108 and $2,555,867, respectively, of which $0 was payable at June 30, 2017 and $41,797 was payable at December 31, 2016.

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

June 30, 2017

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

June 30, 2017

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

NOTE 11. SUBSEQUENT EVENTS

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

Repurchase of Common Stock

For the period from July 1, 2017 through August 14, 2017, the Company repurchased 202,791 shares for $2,027,911.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2017

(unaudited)

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

Management’s Overview

We were formed on March 7, 2012 as a California unincorporated association, under the laws of the State of California, and are treated as a REIT. We invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate were generally made by acquiring fee title or interests in entities that own and operate real estate. We made acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, tenants in common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

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

Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an Advisory Agreement with Rich Uncles LLC which manages our operations and will manage our portfolio of core real estate Properties and real estate related assets. Rich Uncles LLC is paid certain fees as set forth in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

As of June 30, 2017, the Company owned twenty-one properties in three states consisting of retail, office and industrial properties. The net book value of these investments at June 30, 2017 was $132,958,757.

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

At August 10, 2017, we owned a diversified portfolio:

∙	Of 21 properties, eleven properties are retail properties which represent 35% of the portfolio, seven properties are office properties which represent 53% of the portfolio, and of which three properties are industrial property which represents 12% of the portfolio (expressed as a percentage of base rental revenue);
∙	Fully leased with an occupancy rate of 100.0%;
∙	Leased to twenty-two different commercial tenants doing business in three separate property types;
∙	Located in three states;
∙	With approximately 615,000 square feet of aggregate leasable space of which approximately 185,000 square feet per retail property, approximately 288,000 square feet per office property, and 142,000 square feet per industrial property;
∙	With an average leasable space per property of approximately 29,500 square feet and
∙	With a balance of outstanding debt of approximately $64.4 million.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investment Strategy

Our investment strategy is to primarily own single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. Our ideal portfolio is comprised of a mix of office, industrial and retail property types, with greater than 50% of our real estate leased to investment grade tenants as determined by one of the big three credit rating agencies (Standard & Poor’s, Moody’s or Fitch Group). We generally seek to acquire real estate that has the following characteristics:

∙	Properties that are freestanding, and commercially zoned with a single tenant;
∙	Properties that are located in significant markets, which markets are identified and ranked based on several key demographic and real estate specific metrics such as population growth, income, unemployment, job growth, GDP growth, rent growth, and vacancy rates;
∙	No more than 20% of the properties to be located outside of California;
∙	Properties that are located in strategic locations critical to generating revenue for the tenants that occupy them (i.e., the tenants need the properties in which they operate in order to conduct their businesses);
∙	Properties that are located within attractive demographic areas relative to the business of our tenants and are generally fungible and have good visibility and easy access to major thoroughfares;
∙	Properties with rental or lease payments that approximate or are lower than market rents; and
∙	Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.

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

At June 30, 2017, the outstanding principal balance of the Company’s mortgage notes payable was $64,360,745. See Note 6 to the unaudited condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness.

Portfolio Information

Our real estate investments were as follows:

	As of
	June 30, 2017	December 31, 2016	June 30, 2016
Number of Properties:
Retail	11	11	10
Office	7	7	2
Industrial	3	2	2
Total	21	20	14

Leasable Square Feet:
Retail	184,388	171,898	163,048
Office	326,715	220,123	20,800
Industrial	103,296	103,296	103,296
Total	614,399	495,317	287,144

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30:

	2017	2016
Net cash provided by operating activities	$2,547,555	$1,347,095
Net cash used in investing activities	$(28,964,021)	$(25,332,530)
Net cash provided by financing activities	$21,561,121	$44,143,796

Cash Flows from Operating Activities

As of June 30, 2017 and 2016, we owned twenty-one and fourteen properties, respectively. The acquisition of the one property acquired during the three months ended June 30, 2017 and owning the one property acquired during the three months ended March 31, 2017 for the entire three month period ended June 30, 2017, as well as the acquisition of eight properties between April 1, 2016 and December 31, 2016, significantly contributed to the increase in net cash provided by operating activities. These acquisitions were partially offset by the one property that was sold during the three months ended June 30, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $28,964,021 for the six months ended June 30, 2017 and consisted of the following:

•	$30,615,701 for the acquisition of two properties;

•	$367,771 for additions to real estate investments;

•	$677,029 payment of acquisition fees and costs;

•	$250,000 for payment of buyer holdback;

•	$250,000 for refundable purchase deposits for future acquisitions; and

•	$3,196,480 from sale of real estate investment property.

Net cash used in investing activities was $25,332,530 for the six months ended June 30, 2016 and consisted of the following:

•	$24,255,037 for the acquisition of five properties;

•	$481,871 for the payment of acquisition fees and costs;

•	$1,826,480 for the payment of refundable purchase deposits for future acquisitions; and

•	$1,230,858 from the distributions from sales proceeds in limited partnerships.

Cash Flows from Financing Activities

Net cash provided by financing activities $21,561,121 for the six months ended June 30, 2017 and consisted primarily of the following:

•	Proceeds from mortgage notes payable of $24,865,612 offset by $523,514 of principal payments and deferred financing costs of $545,958;

•	$85,380 for refundable loan deposits;

•	$74,576 for payment of organization and offering cost reimbursements to sponsor;

•	$1,14,2010 for repurchase of common stock; and

•	$933,053 for cash dividends paid to shareholders.

Net cash provided by financing activities $44,143,796 for the six months ended June 30, 2016 and consisted primarily of the following:

•	Proceeds from mortgage notes payable of $13,780,000 offset by $89,143 of principal payments and deferred financing costs of $499,235

•	$1,446,000 from cash held in escrow from mortgage financing;

•	$8,044,432 for principal repayment on unsecured credit facility;

•	$990,600 for payment of organization and offering cost reimbursements to sponsor;

•	$1,000,000 from sale of an interest in real transfer of a 29.86% interest in the Chevron Gas Station property in Roseville, CA;

•	$39,074,619 from issuance of common stock;

•	$1,158,644 for repurchase of common stock; and

•	$374,769 for cash dividends paid to shareholders.

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

Results of Operations

The Company owned twenty properties at December 31, 2016. The Company acquired one property in March 2017 and another property in June 2017. One property was sold in April 2017. We expect that rental income, tenant recoveries, depreciation and amortization expense, interest expense and asset management fees to affiliates to each increase in future periods as a result of owning the eleven properties acquired in 2016 for an entire period and the acquisitions of the Sutter Health property in March 2017 and the Walgreens property in June 2017. These increases will be partially offset by the sale of the Chevron Rancho Cordova property in April 2017.

Comparison of the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016

Rental Income

Rental income for the three and six months ended June 30, 2017 was $2,829,432 and $5,222,228, respectively, and was $1,267,927 and $2,041,403 for the three and six months ended June 30, 2016. The annualized rental income of the properties owned as of June 30, 2017 was $10,227,410.

Tenant Recoveries

Tenant recoveries for the three and six months ended June 30, 2017 were $678,519 and $1,011,990, respectively, and was $172,530 and $203,956 for the three and six months ended June 30, 2016. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliate

Asset management fees to affiliate for the three and six months ended June 30, 2017 were $193,391 and $355,592, respectively, and were $90,623 and $153,023 for the three and six months ended June 30, 2016, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Disposition fees to affiliate for the three and six months ended June 30, 2016 were $103,020 and $30,000 for the three and six months ended June 30, 2016..

Property management fees to affiliate for the three and six months ended June 30, 2017 were $24,776 and $42,642, respectively, and were $1,063 and $2,125 for the three and six months ended June 30, 2016, respectively.

Acquisition fees to affiliate for the three and six months ended June 30, 2017 were $102,314 and $642,314, respectively. Upon adopting ASU 2017-01 on October 1, 2016, acquisition fees were capitalized and thus the $642,314 of acquisition fee to affiliate was capitalized. Acquisition fees to affiliate for the three and six months ended June 30, 2016 were $416,769 and $511,508, respectively. The acquisition fees for the three and six month ended June 30, 2016 were expensed.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2017 were $238,119 and $387,783, respectively and were $869,987 and $1,534,390 for the three and six months ended June 30, 2016,, respectively. During the three and six months ended March 31, 2016, the Company was offering its shares of common stock to the public. On July 20, 2016, the Company terminated its public offering. The Company continues to sell its shares to existing shareholders pursuant the Plan. Therefore, the advertising costs of $681,430 and $1,203,565, respectively, incurred in the three and six months ended June 30, 2016 were reduced to $32,462 and $65,241 for the three and six months ended June 30, 2017, respectively. These advertising costs are the reimbursement to the Sponsor of organization and offering costs issued by the Sponsor. The Company’s obligation to reimburse the Sponsor for organization and offering costs is limited to 3% of gross offering proceeds. Gross offering proceeds includes the proceeds from shares sold pursuant to the Plan. General and administrative costs, excluding advertising costs were $205,657 and $322,542 for the three and six months ended June 30, 2017, respectively, and were $188,557 and $330,825, for the three and six months ended June 30, 2016, respectively. The most significant components of general and administrative, after excluding advertising costs, are legal fees, audit fees and common stock awarded for services.

Depreciation and Amortization

Depreciation and amortization expense for the three and six months ended June 30, 2017 was $1,452,354 and $2,670,428, respectively, and was $597,139 and $1,148,631 for the three and six months ended June 30, 2016, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense for the three and six months ended June 30, 2017 was $761,743 and $1,222,944, respectively and was $475,957 and $934,673for the three and six months ended June 30, 2016, respectively. See Note 6 for the detail of the components of interest expense.

Property Expenses

Property expenses for the three and six months ended June 30, 2017 2016 were $673,445 and $1,014,404, respectively and were $206,565 and $257,956, for the three and six months ended June 30, 2016,, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses.

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

As of June 30, 2017, the Company had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of June 30, 2017 other than to the extent of 3% of the gross offering proceeds. Through June 30, 2017, our Sponsor had incurred organizational and offering costs on our behalf in connection with our offering of $3,424,663. As of June 30, 2017, the Company had recorded $2,621,108 of organizational and offering costs, of which $0 was payable to the Sponsor.

See Note 9 to the unaudited condensed Consolidated Financial Statements for additional information.

Distributions

Dividends declared, dividends paid and cash flow provided by operations were as follows:

			Dividends paid
Period	Dividends declared	Dividends declared per share	Cash	Reinvested	Cash flows provided by operating activities (1)
First Quarter 2016	543,128	$0.1875	$146,053	$397,075	$544,548
Second Quarter 2016	822,276	$0.1875	$233,886	$588,390	$802,547
Third Quarter 2016	1,138,525	$0.1875	$316,501	$822,024	$955,147
Fourth Quarter 2016	1,529,518	$0.1875	$435,919	$1,093,599	$1,026,685
First Quarter 2017	1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	$0.1875	465,689	1,103,595	672,800
Totals	$7,156,065	$1.1250	$2,054,006	$5,097,314	$5,773,462

(1)	Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the distribution period rather than the quarter for which distributions were declared.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividends are paid on a quarterly basis. In general, distributions for record dates as of the end of a given quarter are paid on or about the 20th of the first month following the quarter. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
October 1 - December 31, 2013	0.002038	January 20, 2014	January 20, 2014
January 1 - March 31, 2014	0.002083	April 20, 2014	April 20, 2014
April 1 - June 30, 2014	0.00206	July 20, 2014	July 20, 2014
July 1 - September 30, 2014	0.00206	October 20, 2014	October 20, 2014
October 1 - December 31, 2014	0.002038	January 20, 2015	January 20, 2015
January 1 - March 31, 2015	0.00206	April 20, 2015	April 20, 2015
April 1 - June 30, 2015	0.00206	July 20, 2015	July 20, 2015
July 1 - September 30, 2015	0.00206	October 20, 2015	October 20, 2015
October 1 - December 31, 2015	0.002038	January 20, 2016	January 20, 2016
January 1 - March 31, 2016	0.002083	April 20, 2016	April 20, 2016
April 1 - June 30, 2017	0.00206	July 20, 2016	July 20, 2016
July 1 – September 30, 2016	0.00206	October 20, 2016	October 20, 2016
October 1 – December 21, 2017	0.002038	January 20, 2017	January 20, 2017
January 1 – June 30, 2017	0.00206	April 20, 2017	April 20, 2017
April 1 - June 30, 2017	0.0020604	July 20, 2017	July 20, 2017

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

Properties

As of June 30, 2017, we owned twenty-one properties encompassing approximately 614,399 leasable square feet in three states. We were in the offering state of our life cycle through July 20, 2016 with the acquisitions that we completed in June 2017, the Company has fully invested the offering proceeds. More detail about our properties can be found in Note 3 to the unaudited condensed Consolidated Financial Statements.

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

Revenue Recognition

The Company recognizes rental income from tenants under operating leases on a straight-line basis over the noncancelable term of the lease when collectability of such amounts is reasonable assured. Recognition of rental income on a straight-line basis includes the effects of rental abatements, lease incentives and fixed and determinable increases in lease payments over the lease term. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

∙	whether the lease stipulates how a tenant improvement allowance may be spent;
∙	whether the amount of a tenant improvement allowance is in excess of market rates;
∙	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
∙	whether the tenant improvements are unique to the tenant or general-purpose in nature; and
∙	whether the tenant improvements are expected to have any residual value at the end of the lease.

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

Subsequent Events

Certain events occurred subsequent to June 30, 2017 through the filing date of this Quarterly Report on Form 10-Q. See Note 10 to the unaudited condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable as the Company is a Smaller Reporting Company.

ITEM 4. Controls and Procedures

As of end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of March 31, 2017 because of material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the six months ended June 30, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

The offering commenced on March 7, 2012 and terminated on July 20, 2016 with the exception of shares to be sold pursuant to the Plan.

As of June 30, 2017, we had sold 8,737,450 shares of common stock in the offering for gross proceeds of $87,374,496, including 549,061 shares of common stock under the Plan for gross offering proceeds of $5,490,613. See Note 9 to the Notes to the unaudited condensed Consolidated Financial Statements for information regarding certain reimbursements paid to our Sponsor and our Advisor.

Net proceeds available for investment after the payment of the costs described above were approximately $84,753,261. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $134,739,178 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

During the three and six months ended June 30, 2017, we fulfilled repurchase requests and repurchased shares pursuant to our share repurchase program as follows:

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

No events occurred during the six months ended June 30, 2017 that would require a response to this item.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

No events occurred during the six months ended June 30, 2017 that would require a response to this item.

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

Date: August 14, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I*
3.2	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I*
3.3	Bylaws*
4.1	Form of Subscription Agreement for Shares of Rich Uncles Real Estate Investment Trust I*
4.2	Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 10 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABESL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* ** ***

Previously filed.

Filed herewith.

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

