Form 10-Q
period 2017-09-30
Rich Uncles Real Estate Investment Trust I
filed 2017-11-13
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017 there were 8,340,712 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

ITEM 1 – Unaudited Condensed Consolidated Financial Statements

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Real estate investments:
Land	$29,896,957	$27,738,010
Buildings and improvements	97,837,513	72,141,786
Tenant origination and absorption costs	12,699,134	9,380,693
Total real estate investments, cost	140,433,604	109,260,489
Accumulated depreciation and amortization	(7,793,419)	(3,797,990)
Total real estate investments, net	132,640,185	105,462,499

Cash and cash equivalents	6,088,327	12,341,682
Restricted cash	462,140	1,123,470
Tenant receivables	1,568,874	731,690
Above-market lease intangibles, net	826,012	249,967
Due from affiliates	17,269	48,950
Purchase and other deposits	-	1,250,000
Interest rate swap derivatives	192,659	180,759
Other assets	33,070	18,553
TOTAL ASSETS	$141,828,536	$121,407,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage note payable, net	$62,500,062	$38,705,103
Accounts payable, accrued expenses and other liabilities	1,421,901	923,249
Sales deposit liability (Note 4)	1,000,000	1,000,000
Share repurchase payable	953,289	592,511
Below-market leases, net	4,184,747	4,841,757
Due to affiliates	34,861	644,277
Interest rate swap derivatives	71,462	106,840
TOTAL LIABILITIES	70,166,322	46,813,737

Redeemable common stock	591,783	1,229,644

Common stock $0.01 par value, 10,000,000 shares authorized, 8,325,594 shares issued and outstanding as of September 30, 2017 and 8,249,204 shares issued and outstanding as of December 31, 2016	83,256	82,492
Additional paid-in-capital	81,677,265	80,637,051
Cumulative distributions and net losses	(10,690,090)	(7,355,354)
TOTAL SHAREHOLDERS' EQUITY	71,070,431	73,364,189

Commitments and contingencies (Note 10)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$141,828,536	$121,407,570

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$2,776,529	$1,745,456	$7,797,168	$3,786,860
Tenant recoveries	501,325	172,433	1,714,903	376,389
Total revenue	3,277,854	1,917,889	9,512,071	4,163,249

Expenses:
Expense reimbursements/fees to affiliates (Note 9)	234,585	385,260	590,178	1,078,886
General and administrative	236,179	349,504	623,962	1,884,801
Depreciation and amortization	1,481,521	945,335	4,151,949	2,093,966
Interest expense	733,811	124,606	1,956,754	1,059,278
Property expenses	602,584	174,528	1,616,988	432,484
Acquisition costs	-	59,600	-	135,822
Total expenses	3,288,680	2,038,833	8,939,831	6,685,237

Other income:
Interest income	-	70	838	121
Gain on sale of real estate investment property, net (Note 5)	-	-	747,957	-
Other non-operating income	21,295	-	21,295	-
Total other income	21,295	70	770,090	121

Net income (loss)	$10,469	$(120,874)	$1,342,330	$(2,521,867)

Net income (loss) per share, basic and diluted	$0.00	$(0.21)	$0.16	$(0.41)

Weighted-average number of common shares outstanding, basic and diluted	8,365,137	8,123,880	8,354,141	6,166,637

Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statement of Shareholders' Equity

For the nine months ended September 30, 2017

(unaudited)

	Common Stock		Additional	Cumulative Distributions and Net	Total Stockholders'
	Shares	Amounts	Paid -in Capital	Losses	Equity
Balance, December 31, 2016	8,249,204	$82,492	$80,637,051	$(7,355,354)	$73,364,189

Issuance of common stock	327,833	3,278	3,275,046	-	3,278,324
Dividends declared	-	-	-	(4,677,066)	(4,677,066)
Common stock awarded for services	10,600	106	105,894	-	106,000
Repurchase of common stock	(262,043)	(2,620)	(2,617,809)	-	(2,620,429)
Net income	-	-	-	1,342,330	1,342,330
Reclassification from redeemable common stock	-	-	277,083	-	277,083

Balance, September 30, 2017	8,325,594	$83,256	$81,677,265	$(10,690,090)	$71,070,431

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,342,330	$(2,521,867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,151,949	2,093,966
Common stock shares awarded for services	106,000	57,431
Straight-line rents	(488,560)	(386,750)
Amortization of deferred financing costs	224,383	88,371
Amortization of above-market lease	23,096	16,776
Amortization of below-market leases	(657,010)	(310,262)
Distributions from earnings in limited partnerships	-	21,193
Gain on sale of real estate investment, net	(747,957)	-
Unrealized (losses) gain on interest rate swaps	(47,278)	462,557
Expensed organization and offering costs	98,349	1,562,602
Expensed acquisition fees and costs	-	913,689
Changes in operating assets and liabilities:
Tenant receivables	(368,834)	136,510
Due from affiliates	(17,269)	-
Other assets	(14,904)	(24,533)
Accounts payable, accrued expenses and other liabilities	763,820	471,881
Due from affiliates	(17,269)	-
Due to affiliates	(459,017)	(55,368)
Net cash provided by operating activities	3,909,098	2,302,242

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(30,699,222)	(39,231,597)
Additions to real estate investments	(1,501,764)	-
Payment of acquisition fees and costs	(622,319)	(880,766)
Payment of buyer holdback	(250,000)	-
Refundable purchase deposits	(250,000)	(5,655,250)
Proceeds from sale of real estate investment property	3,196,480	-
Distributions from sales proceeds in limited partnerships	-	1,230,858
Net cash used in investing activities	(30,126,825)	(44,536,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable	24,865,612	15,715,000
Cash held in escrow from mortgage financing	-	4,296,000
Repayments of mortgage notes payable	(788,348)	(182,427)
Refundable loan deposits	(85,380)	-
Repayments of unsecured credit facility	-	(8,044,432)
Payments of deferred financing costs	(558,723)	(665,046)
Proceeds from sale of an interest in real property recorded as a financing transaction	-	1,000,000
Proceeds from issuance of common stock	-	47,599,714
Payment of offering costs	(110,948)	(1,444,407)
Repurchase of common stock	(2,620,429)	(1,779,170)
Dividends paid to common shareholders	(1,398,742)	(696,461)
Net cash provided by financing activities	19,303,042	55,798,771

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,914,685)	13,564,258

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,465,152	2,102,868
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,550,467	$15,667,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,661,822	$431,859

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from (to) redeemable common stock	$277,083	$(1,714,673)
(Decrease)/increase in share redemptions payable	$(360,778)	$596,588
Common stock issued through dividend reinvestment plan	$3,278,324	$1,806,488
Purchase deposits applied to acquisition of real estate	$1,500,000	$4,809,250
Security deposits assumed and prorations from acquisitions	$107,029	$290,751

See accompanying notes to the unaudited condensed consolidated financial statements

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Additionally, no later than the 10th anniversary date of the Termination Date, the Company intends to create a liquidity event for its shareholders, which liquidity event may include the sale of all of our properties and the dissolution and winding up of the Company, the listing of our shares on a national exchange or the merger of the Company with another entity that is listed on a national exchange.

On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register its common stock under the Securities Exchange Act of 1934 (“Exchange Act”), as amended. The Form 10 registration statement became effective on May 29, 2016.

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

September 30, 2017

(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), and in conjunction with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include certain information and footnote disclosures required by GAAP for audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments which are of a normal and recurring nature, necessary for a fair and consistent presentation of the financial position and the results for the interim period presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on July 14, 2017.

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

Other Comprehensive Income (Loss)

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company records these derivative instruments at fair value in the accompanying consolidated balance sheets. The Company’s mortgage derivative instruments have not been designated as effective hedges and therefore the changes in fair value are recorded as gain or loss on derivative instruments in the accompanying consolidated statement of operations.

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

September 30, 2017

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows, and transfers between cash and cash equivalents and restricted cash are no longer presented within the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ended December 31, 2016 and the standard was applied retrospectively for all periods presented. As a result of the adoption of ASU 2016-18, the Company no longer presents the change within restricted cash in the consolidated statement of cash flows.

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

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

NOTE 3. REAL ESTATE INVESTMENTS

As of September 30, 2017, the Company’s real estate portfolio consisted of twenty-one properties in three states consisting of eleven retail, seven office and three industrial properties. The following table provides summary information regarding the Company’s properties as of September 30, 2017:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net
Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(999,808)	$2,828,427
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	-	(92,061)	2,682,939
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	-	(452,368)	3,297,632
Chevron Gas Station see Note 4)	Roseville, CA	9/30/2015	Retail	2,800,000	-	(195,112)	2,604,888
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(335,584)	3,384,416
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(360,074)	4,961,513
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,286	(427,444)	7,204,288
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	-	(368,371)	8,551,629
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(373,401)	4,655,321
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(215,410)	3,239,467
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(1,331,627)	12,113,364
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,295,879	206,844	(134,555)	1,368,168
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(491,129)	4,814,871
Solar Turbines	San Diego, CA	7/21/2016	Office	5,481,198	389,718	(331,607)	5,539,309
Amec Foster	San Diego, CA	7/21/2016	Office	6,843,341	485,533	(228,572)	7,100,302
ITW Ripley	El Dorado, CA	8/18/2016	Industrial	6,178,204	407,316	(239,018)	6,346,502
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(26,577)	1,248,028
Gap	Rocklin, CA	12/1/2016	Office	7,209,629	677,191	(252,877)	7,633,943
L-3 Communications	San Diego, CA	12/23/2016	Office	10,799,500	961,107	(276,411)	11,484,196
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(627,713)	26,499,177
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(33,700)	5,081,805
				$127,734,470	$12,699,134	$(7,793,419)	$132,640,185

Current Acquisitions

During the nine months ended September 30, 2017, the Company acquired the following properties:

Property	Acquisition Date	Land, Building and Improvements	Tenant Origination and Absorption Costs	Above- Market Leases	Total
Sutter Health	3/15/2017	$24,256,632	$2,870,258	$474,091	$27,600,981
Walgreens	6/29/2017	4,667,322	448,183	125,050	5,240,555
		$28,923,954	$3,318,441	$599,141	$32,841,536

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

Purchase price	$32,841,536
Purchase deposits applied	(1,500,000)
Acquisition fees and costs	(642,314)
Cash paid for acquisition of real estate investments	$30,699,222

The purchase price allocations reflected in the accompanying unaudited Condensed Consolidated Financial Statements are based upon estimates and assumptions that are subject to change that may impact the fair value of the assets and liabilities above (including real estate investments, other assets and accrued liabilities).

The noncancelable lease terms of the properties acquired during the three and nine months ended September 30, 2017 are as follows:

Property	Lease Expirations
Sutter Health	10/31/2025
Walgreens	3/31/2062

The Company recorded these acquisitions as asset acquisitions and capitalized $0 and $642,314 of acquisition fees and costs for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017, the Company recognized $667,945 and $1,481,243, respectively, of total revenue related to these properties. The Company also paid an acquisition fee of $28,956 for additions to real estate investments.

Operating Leases

As of September 30, 2017, our portfolio’s asset concentration (greater than 10% of total assets) was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
Sutter Health	$26,499,177	18.7%

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

At September 30, 2017 and December 31, 2016, tenant receivables included $1,013,624 and $545,274, respectively, of straight-line rent receivable.

As of September 30, 2017, the future minimum contractual rent payments due under the Company’s non-cancelable operating leases are as follows:

October 1, 2017 through December 31, 2017	$2,576,996
2018	10,215,833
2019	10,412,042
2020	10,613,223
2021	9,645,095
2022	8,099,412
Thereafter	33,138,176
$84,700,777

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

Revenue Concentration

As of September 30, 2017, our portfolio’s tenant concentration (greater than 10% of annualized base rent) was as follows:

Property and Location	Annualized Base Rent*	Percentage of Annualized Base Rent
Sutter Health, CA	$2,247,366	$21.90%

* Effective Annualized Base Rent is calculated based on the monthly base rent at September 30, 2017 for twelve months.

As of September 30, 2017, no other tenant accounted for more than 10% of annualized base rent.

Intangibles

As of September 30, 2017, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,699,134	$872,408	$(5,349,908)
Accumulated amortization	(2,418,049)	(46,396)	1,165,161
Net amount	$10,281,085	$826,012	$(4,184,747)

Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Remaining 2017	$438,274	$8,830	$(218,739)
2018	1,567,392	35,320	(860,165)
2019	1,567,392	35,320	(860,165)
2022	1,567,392	35,320	(860,165)
2021	1,320,274	35,320	(667,541)
2022	1,239,699	35,320	(667,541)
Thereafter	2,580,663	640,582	(50,431)
	$10,281,086	$826,012	$(4,184,747)

Weighted Average Remaining Amortization Period	8.60 years	35.77 years	5.66 years

NOTE 4. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY

In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense. The interest expense recorded as a result of this transaction was $13,751, and $41,252 for the three and nine months ended September 30, 2017 and $13,751 and $31,779 for the three and nine months ended September 30, 2016, respectively. The sale will qualify as a sale for financial reporting when the right to require the company to repurchase the 29.86% interest in the property expires without being exercised. The Advisor earned a disposition fee in connection with this transaction, see Note 9.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

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

NOTE 6. DEBT

Mortgage Notes Payable

As of September 30, 2017, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity
Chase Bank & Great Clips	$1,897,567	$(25,290)	$1,872,277	4.37% fixed	4.37%	2/5/2019
Levins	2,180,755	(39,923)	$2,140,832	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	1,983,034	(41,601)	$1,941,433	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General Bakersfield	2,442,835	(62,791)	$2,380,044	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,848,087	(116,305)	$3,731,782	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,328,584	(144,132)	$4,184,452	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,780,646	(93,470)	$2,687,176	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA	1,891,549	(74,481)	$1,817,068	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,356,905	(172,589)	$5,184,316	4.25% fixed	4.25%	12/1/2021
Dinan Cars	2,829,619	(85,723)	$2,743,896	One-month LIBOR + 2.27%	4.02%	1/5/2022
ITW Sky Park	9,905,359	(267,420)	$9,637,939	3.35% fixed	3.35%	11/1/2026
L-3 Communications	5,493,320	(133,276)	$5,360,044	4.5% fixed	4.50%	4/1/2022
Gap	3,799,400	(95,600)	$3,703,800	4.15% fixed	4.15%	8/1/2023
Dollar General Big Spring (2)	634,046	(26,715)	$607,331	4.69% fixed	4.69%	3/13/2022
Sutter Health	14,724,205	(216,533)	$14,507,672	4.5% fixed	4.50%	3/9/2024
	$64,095,911	$(1,595,849)	$62,500,062

(1)	Contractual interest rate represents the interest rate in effect under the mortgage note payable as of September 30, 2017. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2017 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 7.

(2)	The loan is cross-collateralized with the six Dollar General properties owned by RW Holdings NNN REIT, Inc. The deed of trust for the Company’s Dollar General Big Spring property and the deeds of trust for the RW Holdings NNN REIT, Inc.’s six Dollar General properties contain cross collateralization and cross default provisions. At September 30, 2017, the outstanding principal balance of the loans on RW Holdings NNN REIT, Inc.’s six Dollar General properties was $3,962,211. The cross-collateralization and cross default provisions were removed on October 13, 2017.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements.

The following summarizes the future principal payments on the Company’s mortgage notes payable as of September 30, 2017:

October 1, 2017 through December 31, 2017	$302,025
2018	1,233,437
2019	3,092,776
2020	1,287,242
2021	23,879,817
2022	25,550,753
Thereafter	8,749,861
Total principal	$64,095,911

Unsecured Credit Facility

On January 13, 2015, the Company, entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). The line of credit was paid off in January 2016 and no amounts were drawn on the line after January 2016. The Company canceled its line of credit with Pacific Mercantile Bank in June 2016.

The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Mortgage Payable
Interest expense incurred (1)	$665,366	$183,948	$1,745,924	$422,506
Amortization of deferred financing costs	78,607	38,813	224,383	76,123
Unrealized loss (gain) on interest rate swaps (see Note 7)	(23,913)	(111,906)	(54,805)	476,841
Unsecured Credit Facility
Interest expense incurred	-	-	-	39,779
Amortization of deferred financing costs	-	-	-	12,250
Sales deposit liability (see Note 4)	13,751	13,751	41,252	31,779
Total interest expense	$733,811	$124,606	$1,956,754	$1,059,278

(1)	Includes $24,899 and $108,293 for the three and nine months ended September 30, 2017, respectively, and $47,621 and $96,174 for the three and nine months ended September 30, 2016, respectively, of monthly payments to settle the Company’s interest rate swaps and $6,182 and $14,284 of accrued interest payable at September 30, 2017 and 2016, respectively, representing the unsettled portion of the interest rate swaps for the period from the most recent settlement date through September 30, 2017 and 2016, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

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

During 2016, the Company (or wholly owned LLCs) entered into interest rate swap agreements with amortizing notational amounts relating to eight of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	September 30, 2017					December 31, 2016
Derivative Instruments	Number of Instru- ments	Notional Amount (1)	Reference Rate as of 6/30/2017	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (1)	Reference Rate as of 12/31/2016	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$22,285,109	One-month LIBOR/Fixed at 1.21%-2.27%	3.42%	4.09 years	8	$22,871,000	One-month LIBOR/Fixed at 1.21%-2.27%	3.28%	4.17 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The minimum notional amount (outstanding principal balance at the maturity date) is $20,552,875.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheets as of September 30, 2017 and 2016, respectively.

		September 30, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	5	$190,705	5	$180,759

Interest Rate Swaps	Liability – Interest rate swap derivatives, at fair value	3	$(75,690)	3	$(106,840)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at September 30, 2017 or December 31, 2016 were designated as hedging instruments, therefore the net realized (loss) gain recognized on interest rate swaps of $(23,913) and $(54,805) and $(111,906) and $476,841 was recorded as a (decrease) increase in interest expense for the three and nine months ended September 30, 2017 and 2016, respectively.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of September 30, 2017 and December 31, 2016:

September 30, 2017			December 31, 2016
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$64,095,911	$62,500,062	$63,158,986	$40,018,648	$38,705,103	$38,153,219

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of September 30, 2017 and December 31, 2016 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

During the nine months ended September 30, 2017 and year ended December 31, 2016, the Company measured the following assets and liabilities at fair value:

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017: Asset - Interest rate swap derivatives	$192,659	$-	$192,659	$-
Liability – Interest rate swap derivatives	$(71,462)	$-	$(71,462)	-

December 31, 2016: Asset - Interest rate swap derivatives	$180,759	$-	$180,759	$-
Liabilities – Interest rate swap derivatives	$(106,840)	$-	(106,840)	$-

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS

Summarized below are the related party costs incurred by the Company including those incurred pursuant to the Advisory Agreement for the three and nine months ended September 30, 2017 and 2016 as well as the related amounts payable or receivable as of September 30, 2017 and December 31, 2016 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three months ended	Nine months ended			Three months ended	Nine months ended
	September 30, 2017		September 30, 2017		September 30, 2016		December 31,2016
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Acquisition fees	$-	$-	$-	$-	$267,147	$777,867	$-	$-
Asset management fees	199,724	555,317	-	-	118,113	271,019	-	43,993
Disposition fees Reimbursable operating expenses	34,861	34,861	-	34,861	-	30,000	-	-
Expense reimbursements/fees to affiliates	234,585	590,178			385,260	1,078,886

Property management fees *	24,776	67,419	-	-	5,964	8,090	-	21,267
Disposition fees**	-	103,020	-	-	-	-	-	-
Reimbursable organizational and offering
expenses	33,108	98,349	-	-	280,468	1,483,033	-	41,797
Capitalized:
Acquisition fees	28,956	671,270	-	-	-	-	48,950	-
Financing coordination fees	-	100,156	-	-	19,350	200,110	-	137,800
Other:
Due to advisor for costs advanced	-	-	-	-	-	317,154	-	270,372
Due to other - SSLFO (1)	-	-	-	-	-	-	-	100,477
Due to NNN (2)	-	-		-	-	95,730	-	28,571
Due from NNN (3)	17,269	17,269	17,269	-	-	-	-
			$17,269	$34,861			$48,950	$644,277

* Property management fees are presented as “property expenses” in the condensed consolidated statement of operations

** Disposition fees for the three and nine months ended September 30, 2017 are presented as a reduction of gain on sale of real estate investment property (see Note 5).

(1) These costs were incurred by SSLFO, an affiliate of the Sponsor, in connection with the organization and offering of the Company’s shares.

(2) These costs were incurred in connection with the potential acquisition of a property by the Company. The property was acquired by RW Holdings NNN REIT, Inc.; therefore, the Company has a receivable from RW Holdings NNN REIT, Inc.

(3) This amount was the result of a bank error. The monthly interest payment that was due on RW Holdings NNN REIT’s unsecured line of credit was withdrawn from the Company’s bank account rather than from RW Holdings NNN REIT’s bank account.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

(unaudited)

Organizational and Offering Expenses

During the offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organizational and offering expenses paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organizational and offering expenses related to the offering to the extent they exceed 3.0% of gross offering proceeds from the offering. As of September 30, 2017, the Sponsor has incurred organizational and offering expenses of $2,825,716, which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company has more gross offering proceeds from future sales of stock, including sales pursuant to the Plan, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain.

As of September 30, 2017 and December 31, 2016, the Company has reimbursed the Sponsor $2,654,216 and $2,514,070, respectively, for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through September 30, 2017 and December 31, 2016 was $2,654,216 and $2,555,866, respectively, of which $0 was payable at September 30, 2017 and $41,797 was payable at December 31, 2016.

Acquisition Fees

The Company shall pay the Advisor a fee in an amount equal 3.0% of Company’s contract purchase price of its properties and additions to real estate investments, as defined, as acquisition fees. The total of all acquisition fees and acquisition costs shall be reasonable, and shall not exceed 6.0% of the contract price of the property.  However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

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

September 30, 2017

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

September 30, 2017

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

Distributions

On October 20, 2017, the Company’s board of trust managers declared dividends based on daily record dates for the period July 1, 2017 through September 30, 2017 at a rate of $0.0020604 per share per day, or $1,563,430, on the outstanding shares of the Company’s common stock, which the Company paid on October 20, 2017. Of the $1,563,430 dividend, $1,104,493 was reinvested through the Company’s Plan.

Repurchase of Common Stock

For the period from October 1, 2017 through November 10, 2017, the Company repurchased 95,330 shares for $953,295.

PART I – FINANCIAL INFORMATION (continued)

ITEM 1 – Unaudited Condensed Consolidated Financial Statements (continued)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2017

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an Advisory Agreement with Rich Uncles LLC which also manages our operations and our portfolio of core real estate Properties and real estate related assets. Rich Uncles LLC is paid certain fees as set forth in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

As of November 10, 2017, we had sold 8,958,260 shares of common stock for gross offering proceeds for $89,582,600.

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

Our Advisor made recommendations on all investments to our board of trust managers. All proposed real estate investments must be approved by at least a majority of our board of trust managers subject to guidelines established by our board of trust managers which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

As of September 30, 2017, the Company owned twenty-one properties in three states consisting of retail, office and industrial properties. The net book value of these investments at September 30, 2017 was $132,640,185.

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

At November 10, 2017, we owned a diversified portfolio:

∙	Of 21 properties, eleven properties are retail properties which represent 35% of the portfolio, seven properties are office properties which represent 53% of the portfolio, and of which three properties are industrial property which represents 12% of the portfolio (expressed as a percentage of base rental revenue);
∙	Fully leased with an occupancy rate of 100.0%;
∙	The Chase Bank property lease for approximately 5,500 square feet expires on December 31, 2017. The annual rent under the lease is $251,032. The existing tenant has notified the Company that they are not renewing their lease. The space is currently listed with a broker;
∙	Leased to twenty-two different commercial tenants doing business in three separate property types;
∙	Located in three states;
∙	With approximately 615,000 square feet of aggregate leasable space of which approximately 185,000 square feet per retail property, approximately 288,000 square feet per office property, and 142,000 square feet per industrial property;
∙	With an average leasable space per property of approximately 29,500 square feet and
∙	With a balance of outstanding debt of approximately $64.1 million.

Of the 21 properties in the portfolio, 20, or 97%, by base rental revenue, are single-tenant properties. At November 10, 2017, 20 properties (exclusive of Walgreens Santa Mari,a CA) were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 5.98 years. The Walgreens Santa Maria, CA property has a remaining lease term of 44.5 years

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

At September 30, 2017, the outstanding principal balance of the Company’s mortgage notes payable was $64,095,911. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our outstanding indebtedness.

Portfolio Information

Our real estate investments were as follows:

	As of
	September 30, 2017	December 31, 2016	September 30, 2016
Number of Properties:
Retail	11	11	10
Office	7	7	4
Industrial	3	2	3
Total	21	20	17

Leasable Square Feet:
Retail	184,388	171,898	163,048
Office	326,715	220,123	20,800
Industrial	103,296	103,296	103,296
Total	614,399	495,317	287,144

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30:

	2017	2016
Net cash provided by operating activities	$3,909,098	$2,302,242
Net cash used in investing activities	$(30,126,825)	$(44,536,755)
Net cash provided by financing activities	$19,303,042	$55,798,771

Cash Flows from Operating Activities

As of September 30, 2017 and 2016, we owned twenty-one and seventeen properties, respectively. Owning the two properties acquired during the nine months ended September 30, 2017 for the entire three month period ended September 30, 2017, as well as the acquisition of two properties between October 1, 2016 and December 31, 2016, significantly contributed to the increase in net cash provided by operating activities. These acquisitions were partially offset by the one property that was sold during the nine months ended September 30, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $30,126,825 for the nine months ended September 30, 2017 and consisted of the following:

•	$30,699,222 for the acquisition of two properties;
•	$1,501,764 for additions to real estate investments;
•	$622,319 payment of acquisition fees and costs;

•	$250,000 for payment of buyer holdback;
•	$250,000 for refundable purchase deposits for future acquisitions; and
•	$3,196,480 from the sale of a real estate investment property.

Net cash used in investing activities was $44,536,755 for the nine months ended September 30, 2016 and consisted of the following:

•	$39,231,597 for the acquisition of eight properties;
•	$880,766 for the payment of acquisition fees and costs;
•	$5,655,250 for the payment of refundable purchase deposits for future acquisitions; and
•	$1,230,858 from the distributions from sales proceeds in limited partnerships.

Cash Flows from Financing Activities

Net cash provided by financing activities $19,303,042 for the nine months ended September 30, 2017 and consisted primarily of the following:

•	Proceeds from mortgage notes payable of $24,865,612 offset by $788,348 of principal payments and deferred financing costs of $558,723;
•	$85,380 for refundable loan deposits;
•	$110,948 for payment of organization and offering cost reimbursements to sponsor;
•	$2,620,429 for repurchase of common stock; and
•	$1,398,742 for cash dividends paid to shareholders.

Net cash provided by financing activities $55,798,771 for the nine months ended September 30, 2016 and consisted primarily of the following:

•	Proceeds from mortgage notes payable of $15,715,000 offset by $182,427 of principal payments and deferred financing costs of $665,046
•	$4,296,000 from cash held in escrow from mortgage financing;
•	$8,044,432 for principal repayment on unsecured credit facility;
•	$1,000,000 from sale of an interest in real transfer of a 29.86% interest in the Chevron Gas Station property in Roseville, CA;
•	$47,599,714 from issuance of common stock;

•	$1,444,407 for payment of organization and offering cost reimbursements to sponsor;
•	$1,779,170 for repurchase of common stock; and
•	$696,461 for cash dividends paid to shareholders.

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

Comparison of the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016

Rental Income

Rental income for the three and nine months ended September 30, 2017 was $2,776,529 and $7,79,168, respectively, and was $1,745,456 and $3,786,860 for the three and nine months ended September 30, 2016. The annualized rental income of the properties owned as of September 30, 2017 was $10,262,515.

Tenant Recoveries

Tenant recoveries for the three and nine months ended September 30, 2017 were $501,325 and $1,714,903, respectively, and was $172,433 and $376,389 for the three and nine months ended September 30, 2016. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Expense reimbursements/fees to Affiliate

Asset management fees to affiliate for the three and nine months ended September 30, 2017 were $199,724 and $555,317, respectively, and were $118,113 and $271,019 for the three and nine months ended September 30, 2016, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Subject to certain limitations, we reimburse our advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements for the three and nine months ended September 30, 2017 were $34,861. There were no operating expense reimbursements in 2016.

Property management fees to affiliate for the three and nine months ended September 30, 2017 were $24,776 and $67,419, respectively, and were $5,964 and $8,090 for the three and nine months ended September 30, 2016, respectively.

Disposition fees presented as a reduction of gain on sale of real estate investment property for the three and nine months ended September 30, 2017 was $0 and $103,200, respectively. Disposition fees to affiliate that were expensed for the three and nine months ended September 30, 2017 were $0 and $0 and $0 and $30,000 for the three and nine months ended September 30, 2016, respectively.

Acquisition fees to affiliate that were expensed for the three and nine months ended September 30, 2017 were $0 and $0, respectively. Upon adopting ASU 2017-01 on October 1, 2016, acquisition fees were capitalized and thus the $28,956 and $671,270 of acquisition fee to affiliate was capitalized for the three and nine months ended September 30, 2017, respectively. Acquisition fees to affiliate that were expensed for the three and nine months ended September 30, 2016 were $267,147 and $777,867, respectively. The acquisition fees for the three and six month ended September 30, 2016 were expensed.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2017 were $236,1797 and $623,962, respectively and were $349,504 and $1,884,801 for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, the Company was offering its shares of common stock to the public until July 20, 2016 when the Company terminated its public offering. The Company continues to sell its shares to existing shareholders pursuant the Plan. Therefore, the advertising costs of $280,468 and $1,484,033, respectively, incurred in the three and nine months ended September 30, 2016 were reduced to $33,108 and $98,349 for the three and nine months ended September 30, 2017, respectively. These advertising costs are the reimbursement to the Sponsor of organization and offering costs incurred by the Sponsor. The Company’s obligation to reimburse the Sponsor for organization and offering costs is limited to 3% of gross offering proceeds which includes the proceeds from shares sold pursuant to the Plan. General and administrative costs, excluding advertising costs were $203,071 and $525,613 for the three and nine months ended September 30, 2017, respectively, and were $69,036 and $400,768, for the three and nine months ended September 30, 2016, respectively. The most significant components of general and administrative expenses, after excluding advertising costs, are legal fees, audit fees and common stock awarded for services. The legal fees and audit fees were higher for the three and nine months ended September 30, 2017 because the Company had to file additional periodic reports with the SEC as a result of filing its Form 10 registration statement.

Depreciation and Amortization

Depreciation and amortization expense for the three and nine months ended September 30, 2017 was $1,481,521 and $4,151,949, respectively, and was $945,335 and $2,093,966 for the three and nine months ended September 30, 2016, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 was $733,811 and $1,956,754, respectively and was $124,606 and $1,059,278 for the three and nine months ended September 30, 2016, respectively. See Note 6 to the Unaudited Condensed Consolidated Financial Statements for the detail of the components of interest expense.

Property Expenses

Property expenses for the three and nine months ended September 30, 2017 were $602,584 and $1,616,988, respectively and were $174,584 and $432,484, for the three and nine months ended September 30, 2016, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses.

Other non-operating income

Other non-operating income for the three and nine months ended September 30, 2017 was $21,295 and $21,295, respectively, and $0 for the three and nine months ended September 30, 2016. This income related to a construction supervision fee with respect to a tenant’s installation of a HVAC system. This is a non-recurring income item.

New Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements.

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

As of September 30, 2017, the Company had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Sponsor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of September 30, 2017 other than to the extent of 3% of the gross offering proceeds. Through September 30, 2017, our Sponsor had incurred organizational and offering costs on our behalf in connection with our offering of $2,825,715. As of September 30, 2017, the Company had recorded $2,654,216 of organizational and offering costs, of which $0 was payable to the Sponsor.

See Note 9 to the unaudited condensed Consolidated Financial Statements for additional information.

Distributions

Dividends declared, dividends paid and cash flow provided by operations were as follows:

			Dividends paid
Period	Dividends declared	Dividends declared per share	Cash	Reinvested	Cash flows provided by operating activities (1)
First Quarter 2016	543,128	$0.1875	$146,053	$397,075	$544,548
Second Quarter 2016	822,276	$0.1875	$233,886	$588,390	$802,547
Third Quarter 2016	1,138,525	$0.1875	$316,501	$822,024	$955,147
Fourth Quarter 2016	1,529,518	$0.1875	$435,919	$1,093,599	$1,026,685
First Quarter 2017	1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	$0.1875	$465,689	$1,103,595	672,800
Third Quarter 2017	1,563,430	$0.1875	$458,938	$1,104,493	1,464,563
Totals	$8,714,750	$1.3130	$2,512,944	$6,201,807	$7,238,025

(1)	Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the distribution period rather than the quarter for which distributions were declared.

PART I – FINANCIAL INFORMATION (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividends are paid on a quarterly basis. In general, distributions for record dates as of the end of a given quarter are paid on or about the 20th of the first month following the quarter. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate per Share per Day	Declaration Date	Payment Date
October 1 - December 31, 2013	0.002038	January 20, 2014	January 20, 2014
January 1 - March 31, 2014	0.002083	April 20, 2014	April 20, 2014
April 1 - June 30, 2014	0.00206	July 20, 2014	July 20, 2014
July 1 - September 30, 2014	0.00206	October 20, 2014	October 20, 2014
October 1 - December 31, 2014	0.002038	January 20, 2015	January 20, 2015
January 1 - March 31, 2015	0.00206	April 20, 2015	April 20, 2015
April 1 - June 30, 2015	0.00206	July 20, 2015	July 20, 2015
July 1 - September 30, 2015	0.00206	October 20, 2015	October 20, 2015
October 1 - December 31, 2015	0.002038	January 20, 2016	January 20, 2016
January 1 - March 31, 2016	0.002083	April 20, 2016	April 20, 2016
April 1 - June 30, 2016	0.00206	July 20, 2016	July 20, 2016
July 1 – September 30, 2016	0.00206	October 20, 2016	October 20, 2016
October 1 – December 21, 2017	0.002038	January 20, 2017	January 20, 2017
January 1 – March 31, 2017	0.00206	April 20, 2017	April 20, 2017
April 1 - June 30, 2017	0.0020604	July 20, 2017	July 20, 2017
July 1 – September 30, 2017	0.00206	October 19, 2017	October 20, 2017

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

Properties

As of September 30, 2017, we owned twenty-one properties encompassing approximately 614,399 leasable square feet in three states. We were in the offering state of our life cycle through July 20, 2016 with the acquisitions that we completed in June 2017, the Company has fully invested the offering proceeds. More detail about our properties can be found in Note 3 to the unaudited Condensed Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on July 14, 2017. There have been no significant changes to our policies during 2017, except as disclosed in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions. See Note 10 to the unaudited condensed Consolidated Financial Statements for further detail.

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs. See Note 9 to the unaudited condensed Consolidated Financial Statements and the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2017 for a further explanation of the various related-party transactions, agreements and fees.

Subsequent Events

Certain events occurred subsequent to September 30, 2017 through the filing date of this Quarterly Report on Form 10-Q. See Note 11 to the unaudited Condensed Consolidated Financial Statements for further explanation.

Recent Accounting Pronouncements

See Note 2 to the unaudited Condensed Consolidated Financial Statements for further explanation.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable as the Company is a Smaller Reporting Company.

ITEM 4. Controls and Procedures

As of end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were not effective as of September 30, 2017 because of material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

PART I – FINANCIAL INFORMATION (continued)

Remediation Plan

In connection with the audit of our consolidated financial statements for the year ended December 31, 2016, material weaknesses in our internal control over financial reporting were identified as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016. The material weaknesses identified related to (1) the lack of sufficient qualified resources to be able to produce accurate and complete financial statements and disclosures in a timely manner and (2) lack of established processes relating to the preparation and review of analyses and reconciliations necessary to execute a timely financial close resulting in accurate financial information. Management and our Board of Trustees, are committed to remediating the material weaknesses through hiring additional qualified resources, continued training of personnel, improving the structure and timeliness of our accounting close process and continuing to enhance our financial review controls. Accordingly, management has developed and is implementing its plan to remediate the deficiencies in internal control as described in our Annual Report on Form 10-K for the year ended December 31, 2016. Management has completed an analysis of the Advisor’s accounting and financial reporting organization. As a result, additional positions have been created. In addition, in October 2017, a review and documentation of the financial close and related process began and a plan has been developed to test the design and implementation of key controls related to the financial close and related processes. We expect that the aforementioned remediation activities will be substantially completed by December 31, 2017.

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

The information disclosed under Legal Matters in Note 10 to the unaudited condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Item 1A of our December 31, 2016 audited financial statements included in our Annual Report on Form 10-K, as amended, filed with the SEC on July 14, 2017.

PART II – OTHER INFORMATION (continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we issued 4,600 shares to the Company’s directors for their services as board members. Such issuance was made in reliance on the exemption from registration under Rule 4(a)(2) of the Securities Act. We did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than the 327,933 share that were sold to our existing shareholders under the Plan.

Use of Proceeds from Registered Securities

As of September 30, 2017, we had sold 8,847,857 shares of common stock in the offering for gross proceeds of $88,473,857, including 659,422 shares of common stock under the Plan for gross offering proceeds of 6,594,217. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for information regarding certain reimbursements paid to our Sponsor and our Advisor.

Net proceeds available for investment after the payment of the costs described above were approximately $85,819,641. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $135,956,105 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations —Distributions for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

During the three and nine months ended September 30, 2017, we fulfilled repurchase requests and repurchased shares pursuant to our share repurchase program as follows:

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

No events occurred during the nine months ended September 30, 2017 that would require a response to this item.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

No events occurred during the nine months ended September 30, 2017 that would require a response to this item.

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

Date: November 13, 2017

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

