Form 10-K
period 2017-12-31
Rich Uncles Real Estate Investment Trust I
filed 2018-04-02
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-55623

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

(Exact Name of Registrant as Specified in Its Charter)

California	37-6511147
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3090 Bristol Street Suite 550 Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

(855) 742-4862

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

While there is no established market for the Registrant’s shares of common stock, the price of shares of common stock issued pursuant to the Registrant’s dividend reinvestment plan is $10.66 per share.

There were 8,358,474 shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the Registrant’s most recently completed third fiscal quarter.

As of March 31, 2018, there were 8,399,132 outstanding shares of common stock of the Registrant.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement with respect to the 2018 annual meeting of shareholders are incorporated by reference in Part III. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2017.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Rich Uncles Real Estate Investment Trust I (the “Company”, “us”, “we”, or “our”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act Section 21E of the Exchange Act, and other applicable law. Such statements include, in particular, statements about our plans, strategies, and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may”, “would”, “could”, “should”, “expect”, “intend”, “anticipate”, “estimate”, “believe”, “continue”, or other similar words. Forward-looking statements that were true at the time they were made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Shareholders should carefully review the Item 1A. Risk Factors section below for a discussion of the risks and uncertainties that we believe are material to our business, operating results, prospectus and financial condition.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained hereunder. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Rich Uncles Real Estate Investment Trust I (the “Company”, “we”, “us” or “our”) was formed on March 7, 2012. The Company is an unincorporated association under the laws of the State of California and is treated as a real estate investment trust (“REIT”).

From April 2012 until July 20, 2016 (“Termination Date”) the Company was engaged in an offering of its shares of common stock as further discussed below. The offering was made to California-only investors and was, therefore exempt from registration under the Securities Act of 1933, as amended. The Company continues to sell its shares to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”). The number of shares authorized for issuance under the Company’s Plan is 3,000,000. The offering includes the sale of shares to investors and the sale of shares pursuant to the Plan.

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

We presently intend to create a liquidity event for our shareholders no later than the 10th anniversary date of the Termination Date, which liquidity event may include the sale of all of our properties and the dissolution and winding up of our REIT, the listing of our shares on a national exchange or the merger of our REIT with another entity that is listed on a national exchange.

On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register common stock, par value $0.01 per share under the Securities Exchange Act of 1934, as amended.

On January 18, 2018, the Company’s board of trust managers approved and established an estimated Net Asset Value (“NAV”) per share of the Company’s common stock of $10.66. Effective January 19, 2018, the purchase price per share of the Company’s common stock pursuant to the Plan is $10.66.

The Company is not registered as an investment company under the Investment Company Act of 1940, as amended.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2014 and it intends to continue to operate in such a manner that will enable us to qualify as a REIT. We have invested primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

We are externally managed by our Advisor, who also manages our properties and investments under our Advisory Agreement. Brix was also our sponsor (“Sponsor”) in connection with our California-only investors public offering of our common stock which was sold directly to investors and not through registered broker-dealers and investment advisors who are paid commissions and fees. Brix also serves as the sponsor for affiliated RW Holdings NNN REIT, Inc. and an affiliate of Brix serves as its advisor.

Our Advisor has the right to terminate the Advisory Agreement upon 60 days written notice without cause or penalty. Our Advisor, whose members include Harold Hofer and Ray Wirta. Our Advisor is a Delaware limited liability company registered to do business in California. The current term of the Advisory Agreement expired on March 8, 2018 and has been renewed on a month-to-month basis until our independent trust managers complete their annual review of our Advisor’s performance and determine any annual renewal. The review is expected to be completed on or before May 11, 2018. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor may terminate the Advisory Agreement for any reason and without penalty upon 60 days’ written notice; and we may terminate the Advisory Agreement for cause as defined in the Advisory Agreement. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor on behalf of the Company, such as expenses related to the offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Advisor Agreement is terminable by a majority of the Company’s independent board of trustees or the Advisor on 60 days’ written notice with or without cause.

Investment Objectives and Strategies

Overview

We used substantially all of the net proceeds from the public offering to acquire a portfolio of real estate investments. We invested primarily in single tenant income-producing corporate commercial properties which were leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we diversified our portfolio by geography, investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders. Our investment objectives and policies may be amended or changed at any time by our board of trust managers. Although we have no plans at this time to change any of our investment objectives, our board of trust managers may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our shareholders. There can be no assurance that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives

Our primary investment objectives are:

•	to provide our shareholders with attractive and stable cash distributions; and
•	to preserve and return shareholder capital.

We will also seek to realize growth in the value of our investment by timing the sale of our properties to maximize asset value. We may return all or a portion of shareholder capital contribution in connection with the sale of the Company or our properties.

While initial purchases of our properties were funded from the sale of shares in the offering, we incurred mortgage debt (not to exceed 48% of total value of all of our properties) against individual properties, pledging such properties as security for that debt to obtain funds to acquire additional properties.

Investment Strategy

We currently own and manage a portfolio consisting primarily of single tenant net leased properties 18 of which are located in California and 3 of which are located outside of California, of these 3, 2 are located in Texas and 1 located in Georgia. They are diversified by corporate credit, physical geography, product type, and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant net leased properties outside the United States. We acquired assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

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

There was no limitation on the number, size, or type of properties that we could acquire or on the percentage of net offering proceeds that could be invested in any particular property type or single property. Currently, we have fully invested the offering proceeds that were received.

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

Some of the properties we acquire are leased to public companies. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals). As of March 31, 2018, 10 of the twenty-one tenants occupying properties owned by the Company had investment grade credit ratings. If you weight the properties by their net operating income (NOI), 63% of the NOI is generated from tenants with investment grade credit ratings.

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

Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance.

Description of Leases

Our Borrowing Strategy and Policies

We have incurred and will continue to incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We also obtain credit facilities or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to fund repurchases of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.

There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we intend to utilize up to 45% leverage in connection with our acquisition strategy. Our prospectus formerly limited our borrowing to 40% of our gross assets (equivalent to 40% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent trust managers and is disclosed to our shareholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).

We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our trust managers, including a majority of our independent trust managers, not otherwise interested in the transaction, as fair, competitive, commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.

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

Co-Ownership Investments

We may acquire some of our properties in the form of a co-ownership, including but not limited to tenants-in-common and joint ventures, some of which may be entered into with affiliates of our Advisor. Among other reasons, we may want to acquire properties through a co-ownership structure with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Co-ownership structures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through co-ownership structures. In determining whether to recommend a particular co-ownership structure, our Advisor will evaluate the subject real property under established investment criteria.

We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that:

•	a majority of our trust managers, including a majority of our independent trust managers, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investments by us and such affiliate are on substantially the same terms and conditions.

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

Financial Information About Geographic Areas

See Note 4 to our Consolidated Financial Statements.

Employees

We have no paid employees as all personnel are supplied to us by our Advisor. The employees of our Advisor or its affiliates provide all of our management, acquisition, disposition, Advisory and other administrative services for us in exchange for which Advisor is entitled to a fee. See Note 11 to our Consolidated Financial Statements.

Principal Executive Office

Our principal executive offices are located at 3090 Bristol Street, Suite 550, Costa Mesa, California 92626.  Our telephone number and website address are (855) 742-4862 and  http://www.richuncles.com , respectively .

Available Information

Access to copies of our registration statement on Form 10, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other filings with the SEC, including supplements and amendments to such filings, may be obtained free of charge from the following website, http://www.richuncles.com , and/or through a link to the SEC’s website, http://www.sec.gov .. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

We have a limited operating history and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have a limited operating history. As of December 31, 2017, we owned twenty-one properties as described in Item 2. Properties. In 2016, we liquidated a partial interest in a retail portfolio of single tenant net lease properties,. Therefore, we have limited operations and independent financing. To be successful in this market, we must, among other things:

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

We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2014. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. See Federal Income Tax Risks.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;
•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our shareholders.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to an Investment in Our Common Stock

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to shareholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our funding of property capital improvements and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. There can be no assurance that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to shareholders. Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.

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

We relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.

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

The current diversification of our investment portfolio may be subject to downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a more diversified investment portfolio.

While we have diversified our portfolio of investments in the manner described in this Annual Report, we are not required to observe specific diversification criteria other than 80% of our portfolio being properties located in California. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our shareholders.

Any adverse economic or real estate developments in our target markets could adversely affect our operating results and our ability to pay distributions to our shareholders.

Because we depend upon our Advisor and its affiliates to conduct our operations, adverse changes in the financial health of our Advisor or its affiliates could cause our operations to suffer.

We depend on our Advisor to manage our operations and our portfolio of assets. Our Advisor depends upon the fees and other compensation that it receives from us, other Brix-affiliated programs and any future Brix-affiliated programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our Advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

The loss of or the inability to retain or obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Messrs. Harold Hofer and Ray Wirta, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our Advisor or its affiliates. If any of these persons were to cease their association with us, our Advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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

We have invested in single-tenant income-producing properties which are leased to creditworthy tenants under long-term net leases; however, we may make adjustments to our portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our shareholders. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to continue to provide a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

Risks Related to Conflicts of Interest

Our Advisor and its affiliates, including all of our executive officers and our affiliated trust managers and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us and with other Brix-affiliated programs, which could result in actions that are not in the long-term best interests of our shareholders.

Most of our executive officers and our affiliated trust managers and other key real estate professionals are also officers, trust managers, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor and/or other Brix-affiliated entities. Our Advisor receives substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	sales of real estate investments, which entitle our Advisor to disposition fees;

•	acquisitions of real estate investments, which entitle our Advisor to acquisition fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our Advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other Brix-affiliated programs, which might entitle affiliates of our Advisor to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire real estate investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

•	whether and when we seek a potential liquidity event which may include listing shares of common stock on a national securities exchange, which listing may make it more likely for us to become self-managed or internalize our management and which could also adversely affect the sales efforts for other Brix-affiliated programs, depending on the price at which our shares trade; and

•	whether we seek to sell the Company, which sale could terminate the asset management fee.

Our Advisor and its affiliates face conflicts of interest relating to the acquisition of assets due to their relationship with other Brix-affiliated programs and Brix-advised investors, which could result in decisions that are not in our best interest or the best interests of our shareholders.

We rely on our Advisor and other key real estate professionals at our Advisor, including Messrs. Hofer and Wirta to identify suitable investment opportunities for us. We are advised by our Advisor and we rely on many of the same real estate professionals as will future Brix-affiliated programs advised by our Advisor or an affiliate of our Advisor. As such, we and the other Brix-affiliated programs, and Brix-advised investors rely on many of the same real estate professionals, as will future Brix-affiliated programs and Brix-advised investors. Many investment opportunities that are suitable for us may also be suitable for other Brix-affiliated programs and Brix-advised investors. When these real estate professionals direct an investment opportunity to any Brix-affiliated program or Brix-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio, and criteria of each program or investor. Our acquisition stage may overlap with future Brix-affiliated programs and Brix-advised investors.

We and other Brix-affiliated programs and Brix-advised investors also rely on these real estate professionals to supervise the management of investments. If this team of real estate professionals directs creditworthy prospective tenants to properties owned by another Brix-affiliated program or Brix-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.

Further, existing and future Brix-affiliated programs and Brix-advised investors and Messrs. Hofer and Wirta generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate-related investments.

There is a risk that shareholders could sue us and the trust managers involved if they determine that fiduciary duties to our shareholders were violated in connection with an internalization transaction, causing us to incur high litigation costs.

Our officers, our Advisor, and the real estate, debt finance, management and accounting professionals assembled by our Advisor face competing demands on their time and this may cause our operations and our shareholders’ investment in us to suffer.

We rely on our officers, our Advisor and the real estate, debt finance, management and accounting professionals that our Advisor retains, including Messrs. Hofer and Wirta to provide services to us for the day-to-day operation of our business. RW Holdings NNN REIT, Inc. is advised by an affiliate of our Advisor and relies on our Advisor and many of the same real estate, debt finance, management and accounting professionals, as will future Brix-affiliated programs and Brix-advised investors. Further, our officers and affiliated trust managers are also officers and/or affiliated trust managers of some or all of the other Brix-affiliated programs. Messrs. Hofer and Wirta are also executive officers of RW Holdings NNN REIT, Inc., out Advisor and its affiliates. As a result of their interests in other Brix-affiliated programs, their obligations to Brix-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Hofer and Wirta face conflicts of interest in allocating their time among us, RW Holdings NNN REIT, Inc., other Brix-affiliated programs and other Brix-advised investors, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Brix-affiliated program in an internalization transaction or, if we internalize our Advisor, may not become our employees as a result of their relationship with other Brix-affiliated programs. If these events occur, the returns on our investments, and the value of shareholder investment in us, may decline.

All of our executive officers, our affiliated trust managers and the key real estate professionals assembled by our Advisor face conflicts of interest related to their positions and/or interests in our Advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our shareholders.

Most of our executive officers, our affiliated trust managers and the key real estate professionals assembled by our Advisor are also executive officers, trust managers, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor and/or other Brix-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Hofer and Wirta and existing and future Brix-affiliated programs and Brix-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our shareholders and to maintain or increase the value of our assets.

Because other Brix-affiliated programs may conduct offerings concurrently with the offering, our Advisor may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Future Brix-affiliated programs may seek to raise capital through offerings conducted concurrently with the offering. As a result, our Advisor may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our Advisor generally seeks to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including key investment objectives. Nevertheless, there may be periods during which one or more Brix-affiliated programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our shareholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.

Our board of trust managers’ loyalties to possible to future Brix-affiliated programs could influence its judgment, resulting in actions that may not be in our shareholders’ best interest or that result in a disproportionate benefit to another Brix-affiliated program at our expense.

As of the date of this Annual Report all of our trust managers are also directors (the equivalent of trustees) of RW Holdings NNN REIT, Inc. The loyalties of our trust managers serving on the board of directors of RW Holdings NNN REIT, Inc., or possibly on the boards of trust managers of future Brix-affiliated programs, may influence the judgment of our board of trust managers when considering issues for us that also may affect other Brix-affiliated programs, such as the following:

•	Our independent trust managers must evaluate the performance of our Advisor with respect to whether our Advisor is presenting to us our fair share of investment opportunities. If our Advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other Brix-affiliated programs or if our Advisor is giving preferential treatment to other Brix-affiliated programs in this regard, our independent trust managers may not be well-suited to enforce our rights under the terms of the Advisory Agreement or to seek a new Advisor.

•	We could enter into transactions with other Brix-affiliated programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our Advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other Brix-affiliated programs might entitle our Advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition fees and other fees that we might pay to our Advisor in connection with such transaction. Similarly, property sales to other Brix-affiliated programs might entitle our Advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our Advisor in connection with such transaction. Decisions of our board or our independent trust managers regarding the terms of those transactions may be influenced by our board’s or our independent trust managers’ loyalties to such other Brix-affiliated programs.

•	A decision of our board or our audit committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other Brix-affiliated programs.

•	A decision of our board or our independent trust managers regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other Brix-affiliated programs.

•	A decision of our board or our independent trust managers regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other Brix-affiliated programs, depending on the price at which our shares trade.

Because our audit committee members are also independent directors of RW Holdings NNN REIT, Inc., they receive compensation for service on the board of RW Holdings NNN REIT, Inc. RW Holdings NNN REIT, Inc. pays each independent trust manager $5,000 per meeting attended (including via email or telephone) and $1,000 per acquisition vote outside of votes in the course of a meeting. The Chair of the Conflicts and Audit Committees is paid an additional $5,000 per quarter. Compensation is paid in RW Holdings NNN REIT, Inc. shares. In addition, like us, RW Holdings NNN REIT, Inc. reimburses trust managers for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of its board of directors.

If we ever decided to become self-managed, the terms of the management arrangement would not be negotiated in an arms-length transaction.

If we ever decided to become self-managed by acquiring our Advisor and/or entities affiliated with our Advisor, there is a risk that internalization of management would not be fair to shareholders because it may not be negotiated in an arms-length transaction. Our amended and restated articles of incorporation require that a majority of our board of trust managers (including a majority of our independent trust managers) not otherwise interested in the transaction conclude that such internalization transaction is fair and reasonable to us and any fees or other compensation due by virtue of the internalization transaction to our Advisor and/or affiliated entities are also fair and reasonable to us.

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

Payment of fees to our Advisor and their affiliates reduces cash available for investment and distribution to our shareholders and increases the risk that our shareholders will not be able to recover the amount of their investment in our shares.

Our Advisor and their affiliates perform services for us in connection with the selection and acquisition of our real estate investments, the management and leasing of our real estate properties, the administration of our real estate-related investments and the disposition of our real estate investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our shareholders’ investment and reduces the amount of cash available for investment or distribution to shareholders. Compensation to be paid to our Advisor may be increased subject to approval by our independent trust managers and the other limitations in our charter, which would further dilute our shareholders’ investment and reduce the amount of cash available for investment or distribution to shareholders.

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

We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions. Non-traded REITS have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the Securities and Exchange Commission. In March, April and May 2016, the Company sold shares of its stock in excess of the amount which we had registered for sale in California, resulting in a violation of the registration requirements of the California Securities Law of 1968. To remedy this, we reported the sales in excess of the California permit to the Department of Business Oversight and made a repurchase offer pursuant to Section the California securities law to those investors who had purchased shares in excess of the permit. Violations of state and federal securities registration laws may result in contingent liabilities to purchasers for sales of unregistered securities and may also subject the seller to fines and penalties by securities regulatory agencies. It is possible that we and our affiliates could be subject to sanctions or to similar liabilities in the future, should another violation of securities registration requirements occur. A finding of such a violation could have a material adverse effect on our business, financial condition and operating results.

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

Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay distributions to our shareholders and on the value of our shareholders’ investment.

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

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided by the code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for share repurchases or distributions to shareholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in shareholder best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in shareholder best interests.

Properties that become vacant could be difficult to re-lease or sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay distributions to our shareholders.

Properties may incur vacancies either by the expiration and non-renewal of tenant leases or the default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our shareholders.

We purchased properties with (or enter into, as necessary) long-term leases with tenants, which may not result in fair market rental rates over time.

We purchased properties with (or enter into, as necessary) long-term leases with tenants and include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we did not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for distribution could be lower than if we did not purchase properties with, or enter into, long-term leases.

We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make distributions to our shareholders are dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our shareholders.

The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce distributions to shareholders.

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

Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for distribution to our shareholders.

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

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our shareholders and may reduce the value of our shareholders’ investment in us.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our cash available for distribution to our shareholders.

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

While most, if not all, of our real estate acquisitions were subject to Phase I environmental assessments prior to the time they are acquired, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment.

Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distribution.

Our properties are be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our shareholders.

Uninsured losses relating to real property could reduce our cash flow from operations and the return on our shareholders’ investment in us.

Most of the properties we have acquired are subject to leases requiring the tenants thereunder to be financially responsible for property liability and casualty insurance. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable and/or that the tenants are not contractually obligated to provide insurance for. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of shareholder investment in us. In addition, other than any working capital reserve and other reserves we may establish, we have limited sources of funding to repair or reconstruct any uninsured property.

Other general real estate risks include those set forth below.

•	If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

•	If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.

•	We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our shareholders.

•	We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

•	We may be required to reimburse tenants for overpayments of estimated operating expenses.

Risks Related to Investments in Single Tenant Real Estate

Most of our properties depend upon a single tenant for their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a tenant’s lease termination.

Most of our properties are occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

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

Our real estate investments include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

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

We obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our shareholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our shareholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

If there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our shareholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.

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

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our shareholders will be limited and our shareholders could lose money.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our shareholders.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our shareholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.

We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.

We may finance the acquisition of certain real estate-related investments with warehouse lines of credit and repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the leases in underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.

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

We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our shareholders and funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our shareholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our shareholders.

Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our shareholders.

We may incur variable rate debt. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and debt levels could hinder our ability to make distributions and decrease the value of our shareholders’ investment in us.

We may incur debt until our total liabilities would exceed 45% of the cost of our tangible assets (before deducting depreciation or other noncash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement) and we may exceed this limit with the approval of the majority of our independent trust managers. Our borrowings on one or more individual properties may exceed 45% of their individual cost, so long as our overall leverage does not exceed 45%. Our prospectus limits our borrowing to 45% of our net assets (equivalent to 45% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent trust managers and is disclosed to our shareholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.

High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our shareholders and could result in a decline in the value of our shareholders’ investment in us.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our shareholders.

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

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a verity of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

We assume the credit risk of our counterparties with respect to derivative transactions.

We enter into derivative contracts for risk management purposes to hedge out exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligation to us.

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

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our shareholders.

We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our shareholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our shareholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our shareholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our shareholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our shareholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our shareholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our shareholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we elect to treat property that we acquire in connection with certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•	If we sell an asset that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to shareholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our shareholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our shareholders. We may be required to make distributions to shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our shareholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If a tax-exempt shareholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and gains realized on the sale of common stock by such tax-exempt shareholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our shareholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our shareholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Ownership limitations may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 8.0% in value of our capital stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which our shareholders might receive a premium for their shares over the then prevailing market price or which our shareholders might believe to be otherwise in their best interests.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our shareholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Distributions payable by REITs do not qualify for the reduced tax rates.

The maximum federal tax rate for qualified dividend distributions payable to domestic shareholders that are individuals, trusts and estates is 20%. Distributions payable by REITs, however, are generally not considered non-qualified dividends and hence not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2017, we owned the following properties, all of which, except for the Chase Bank property, are 100% occupied:

Property and Location	Rentable Square Feet		Property Type	Investment in Real Property, net, plus Above-/Below Market Leases, net		Mortgage Financing (Principal)		Acquisition Fee		Annualized Base Lease Revenue (1)	Lease Expiration	Renewal Options (number /years)
Chase Bank Antioch, CA	5,660		Retail	$2,222,455	(1)	$1,525,103	(2)	$60,978		-	12/31/2017	None
Great Clip Antioch, CA	1,348		Retail	529,305	(1)	363,222	(2)	14,523		32,352	6/30/2023	1 5-yr
Chevron San Jose, CA	1,060		Retail	2,673,248		-		27,750		199,800	5/27/2025	4 5-yr
Levins Sacramento, CA	76,000		Industrial	3,244,412		2,169,908		75,000	(3)	277,860	8/20/2023	2 5-yr
Chevron Roseville, CA (4)	3,300		Retail	2,580,996		-		56,000	(3)	201,600	9/30/2025	4 5-yr
Island Pacific Supermarket Elk Grove, CA	13,963		Retail	3,341,575		1,973,170		74,400	(3)	216,426	5/31/2025	2 5-yr
Dollar General Bakersfield, CA	18,827		Retail	4,291,619		2,430,065		91,500	(3)	328,250	7/31/2028	3 5-yr
Rite Aid Lake Elsinore, CA	17,272		Retail	7,372,243		3,827,722		158,100	(3)	487,070	2/25/2028	6 5-yr
PMI Preclinical San Carlos, CA	20,800		Office	8,500,228		4,305,955		178,400	(3)	584,288	10/31/2025	2 5-yr
Eco Thrift Sacramento, CA	38,536		Retail	4,366,250		2,765,351		95,000		351,495	2/28/2026	2 5-yr
General Services Administration Vacaville, CA	11,014		Office	2,970,693		1,881,256		63,500		336,852	8/24/2026	None
PreK Education Center San Antonio, TX	50,000		Retail	10,124,343		5,333,749		217,000		825,000	7/31/2021	2 8-yr
Dollar Tree Morrow, GA	10,906		Retail	1,344,685		-		30,036		103,607	7/31/2025	3 5-yr
Dinan Cars Morgan Hill, CA	27,296		Industrial	4,719,814		2,816,882		106,120		472,988	4/30/2023	None
Amec Foster Wheeler San Diego, CA	37,449		Office	7,041,896		3,710,117	(5)	51,378		671,161	2/28/2021	2 3-yr
Solar Turbines San Diego, CA	26,036		Office	5,595,053		2,947,828	(5)	117,418		489,144	7/31/2021	1 5-yr
Illinois Tool Works El Dorado Hills, CA	38,500		Industrial	6,069,013		3,197,540	(5)	12,820		483,758	8/1/2022	1 3-yr
Dollar General Big Spring, TX	9,026		Retail	1,240,434		632,218		24,688		86,041	4/30/2030	3 5-yr
Gap Rocklin, CA	40,110		Office	7,554,087		3,782,712		154,000		539,078	2/28/2023	1 5-yr
L3 Communications Carlsbad, CA	46,214		Office	10,383,527		5,471,050		202,523		720,938	4/30/2022	2 3-yr
Sutter Health Rancho Cordova, CA (6)	106,592	(6)	Office	26,675,507		14,665,829		540,000		1,835,231	10/31/2025	3 5-yr
Walgreen Santa Maria, CA	14,490		Retail	5,176,461		-		102,314		369,000	3/30/2022	8 5-yr
	614,399			$128,017,844		$63,799,677		$2,453,448		$9,611,939

(1)	Annualized Lease Revenue is calculated based on the contractual monthly base rent at December 31, 2017 multiplied by 12.
(2)	One building, so mortgage financing and acquisition fee were allocated on a pro rata basis based on cash investments.
(3)	In lieu of the REIT paying acquisition fees, seller paid the acquisition fee through escrow.
(4)	The Company owns an undivided 70.14% interest through a tenancy in common agreement that was entered into in March 2016.
(5)	One loan, cross collateralized by Amec Foster, Solar Turbines and ITW Rippey properties; spread pro rata based on investment in real property for purposes of this table
(6)	Excludes 83,199 square feet of land relating to the water tower ground lease.

Lease Expirations

Year	2018	2019	2020	2021	2022	2023	2024
Number of Leases	-	-	-	3	3	4	-
Square Footage	-	-	-	113,485	99,204	144,754	-
Annualized Base Lease Revenue (1)	$-	$-	$-	$1,985,305	$1,573,696	$1,322,278	$-
% of Total Annualized Based Lease Revenue (1)	-%	-%	-%	20.68%	16.39%	13.77%	-%

Year	2025	2026	2027	Thereafter	Total
Number of Leases	6	2	-	3	21
Square Footage	156,621	49,550	-	45,125	608,739
Annualized Base Lease Revenue (1)	$3,140,952	$688,347	$-	$901,361	$9,611,939
% of Total Annualized Based Lease Revenue (1)	32.60%	7.17%	-%	9.39%	100%

(1)	Annualized Lease Revenue is calculated based on the contractual monthly base rent at December 31, 2017 multiplied by twelve.

2017 Acquisitions

On January 3, 2017, the Company obtained a $3,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Gap property. The mortgage loan has a fixed interest rate of 4.15% per annum and matures on August 1, 2023.

On March 15, 2017, through a wholly owned subsidiary, the Company acquired a 106,592 square foot office property in Rancho Cordova, California, which it leases to Sutter Health (“Sutter”). The seller is not affiliated with the Company nor the Advisor. The aggregate purchase price for the Sutter Property was $27,000,000 plus acquisition and closing costs of $602,523.

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

2017 Debt Financing

On January 3, 2017, the Company obtained a $3,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Gap property. The mortgage loan has a fixed interest rate of 4.15% per annum and matures on August 1, 2023.

On March 14, 2017, the Company obtained a $638,012 mortgage loan through a nonaffiliated lender. The loan is secured by the Dollar General Big Spring, TX property. The mortgage loan has a fixed interest rate of 4.69% per annum and matures on March 13, 2022.

On March 15, 2017, the Company obtained a $14,850,000 mortgage loan through a nonaffiliated lender. The loan is secured by the Sutter property and was obtained concurrently with the purchase of the Sutter property. The mortgage loan has a fixed interest rate of 4.50% per annum and matures on March 9, 2024.

On March 28, 2017, the Company obtained a $5,527,600 mortgage loan through a nonaffiliated lender. The loan is secured by the L-3 Communications property. The mortgage loan has a fixed interest rate of 4.50% per annum and matures on April 1, 2022.

2017 Property Sale

On April 27, 2017, the Company sold the Chevron Gas Station property in Rancho Cordova, CA to a third party for $3,434,000 which was paid in cash. The Company recognized a gain on this transaction of $747,957 in the second quarter of 2017.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. The information disclosed under Legal Matters in Note 12 to the Consolidated Financial Statements is incorporated herein by reference.

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

Shareholder Information

As of March 31, 2018, we had 8,399,132 shares of common stock outstanding held by a total of approximately 3,002 shareholders of record.

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

 Determination of Estimated Per Share Value

Overview

On January 18, 2018, the Company's board of independent trust managers unanimously, including a majority of the independent trust managers, approved and established an estimated per share NAV of the Company’s common stock of $10.66 based on an estimated market value of the Company's assets less the estimated market value of the Company's liabilities, divided by the number of shares outstanding, as of December 31, 2017. This is the first time that the board of trust managers has determined an estimated per share NAV of the Company's common stock. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis.

Process

The audit committee of our board of trust managers, composed solely of all of our independent trust managers, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including oversight of the valuation processes and methodologies used to determine our estimated NAV per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. In determining the estimated NAV of our shares, our audit committee and board of trust managers considered information and analysis, including valuation materials that were provided by Cushman & Wakefield Western, Inc., (Cushman & Wakefield) and information provided by our advisor. Cushman & Wakefield is an independent third-party real estate advisory and consulting firm that was engaged by us to develop an estimate of the fair value of the Company. Cushman and Wakefield developed an opinion of fair value of the real estate assets and real estate related liabilities associated with the Company’s properties. The valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non Listed REITs.

The engagement of Cushman & Wakefield was approved by our board of directors, including all members of the audit committee. Cushman & Wakefield's scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Several members of the Cushman & Wakefield engagement team who certified the methodologies and assumptions applied by us hold a Member of Appraisal Institute (MAI) designation. Other than its engagement as described herein, Cushman & Wakefield does not have any direct interests in any transaction with us and has not performed any services for us other than asset allocation services related to property acquisitions.

The materials provided by Cushman & Wakefield included a range of NAVs of our shares, and the audit committee of our board of trust managers believes that the use of the "Valuation Methodology," as discussed below, as the primary or sole indicator of value has become widely accepted as a best practice in the valuation of non-listed REIT shares, and therefore the audit committee and our board of trust managers determined to use the Valuation Methodology in establishing the estimated per share NAV. This Valuation Methodology is consistent with the Net Asset Value Calculation and Valuation Procedures adopted by the board of trust managers, including a majority of our independent trust managers. Based on these considerations, the board of trust managers established an estimated value of our common stock, as of December 31, 2017, of $10.66 per share, which estimated value was within the $9.62 to $ 10.90 per share valuation range calculated by Cushman & Wakefield using the Valuation Methodology. The board of trust managers unanimously agreed to accept the recommendation of the audit committee and approved $10.66 as the estimated NAV per share of our common stock. Our board of trust managers is ultimately and solely responsible for the establishment of the per share estimated value.

Valuation Methodology

In preparing its valuation materials and in reaching its conclusions as to the reasonableness of the methodologies and assumptions used by the Company to value its assets, Cushman & Wakefield, among other things:

•	investigated numerous sales in the properties' relevant markets, analyzed rental data and considered the input of buyers, sellers, brokers, property developers and public officials.
•	reviewed and relied upon Company-provided data regarding the size, year built, construction quality and construction type of the properties in order to understand the characteristics of the existing improvements and underlying land;
•	reviewed and relied upon Company-provided data regarding lease summaries, real estate taxes and operating expense data for the properties;
•	reviewed and relied upon Company-provided balance sheet items such as cash and other assets, as well as debt and other liabilities;
•	relied upon Company-provided derivative instrument valuation reports prepared by a third-party pricing service;
•	researched the market by means of publications, public and private databases and other resources to measure current market conditions, supply and demand factors, and growth patterns and their effect on the properties; and
•	performed such other analyses and studies, and considered such other factors, as Cushman & Wakefield considered appropriate.

Cushman & Wakefield utilized two approaches in valuing the Company’s real estate assets that are commonly used in the commercial real estate industry. The following is a summary of the NAV Methodology and the valuation approaches used by Cushman & Wakefield:

NAV Methodology-The NAV Methodology determines the value of the Company by determining the estimated market value of the Company's entity level assets, including real estate assets, and subtracting the market value of its entity level liabilities, including its debt. The materials provided by Cushman & Wakefield to estimate the value of the real estate assets were prepared using discrete estimations of "as is" market valuations for each of the properties in the Company's portfolio using the income capitalization approach as the primary indicator of value and the sales comparison approach as a secondary approach to value, as discussed in greater detail below. Cushman & Wakefield also estimated the fair value of the Company's real estate related debt and also reviewed the methodology used by a third-party pricing service to estimate the fair value of the Company’s derivatives and determined that the approach was reasonable. Cushman & Wakefield then added the non-real estate related assets and subtracted non-real estate related liabilities. The resulting amount, which is the estimated Preliminary NAV of the portfolio, is divided by the number of common shares outstanding to determine the estimated per share Preliminary NAV The Preliminary NAV was used to calculate the subordinated participation fee that is due to the advisor. The amount of the subordinated participation fee was deducted from the estimated Preliminary NAV to calculate the estimated NAV.

Determination of Estimated Market Value of the Company’s Real Estate Assets Under the NAV Methodology

Income Capitalization Approach - The income capitalization approach first determines the income-producing capacity of a property by using contract rents on existing leases and by estimating market rent from rental activity at competing properties for the vacant space. Deductions are then made for vacancy and collection loss and operating expenses. The net operating income ("NOI") developed in Cushman & Wakefield's analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This NOI was then capitalized at an appropriate rate to derive an estimate of value (the "Direct Capitalization Method") or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the "DCF Method"). Thus, two key steps were involved: (1) estimating the NOI applicable to the subject property and (2) choosing appropriate capitalization rates and discount rates.

The material assumptions used in the income capitalization approach are NOI and the capitalization rate. Sixteen of our existing leases are triple-net, and therefore NOI is equal to the contractual cash basis rents. The 2018 contractual cash basis rents were used for these properties. For the five properties that have existing leases that are either modified gross or net-net leases, CW estimated the dollar amount of operating expense that would not be recoverable from pursuant to the exiting. These estimated unrecoverable operating expenses were subtracted from the 2018 contractual cash basis rent to determine the NOI of the related property. For the vacant property, CW estimated the market rents, the length of time to re-lease the property as well as the re-leasing costs (tenant improvement and leasing commissions). CW subtracted the re-leasing costs from the estimated market value using the Direct Capitalization Method.

The following summarizes the range of capitalization rates CW used to arrive at the estimated market values of our properties valued using the Direct Capitalization Method:

	Range	Weighted-Average
Capitalization Rate	5.50% to 7.50%	6.79%

The capitalization rate was weighted based on NOL. An increase (or decrease) in the selected capitalization rate of 0.25% would result in an increase (or decrease) in net asset value of approximately $5,500,000.

Sales Comparison Approach -The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as the price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes.

Utilizing the NAV Methodology, including use of the two approaches to value the Company’s real estate assets noted above, when divided by the 8.36 million shares of the Company's common stock outstanding on December 31, 2017, Cushman & Wakefield determined a valuation range of $9.62 to $10.90 per share.

Cushman & Wakefield prepared and provided to the Company a report containing, among other information, the range of net asset values for the Company's common stock as of December 31, 2017 (the "Valuation Report"). On January 18, 2018, the board of trust managers conferred with Cushman & Wakefield regarding the methodologies and assumptions used in the Valuation Report. On January 18, 2018 the audit committee of our board of trust managers recommended, and our board of trust managers unanimously approved an estimated per share NAV of the Company's common stock, as of December 31, 2017, of $10.66 per share.

The table below sets forth the calculation of the Company's estimated per share NAV as of December 31, 2017:

	Estimated Value	Estimated per share NAV
Real Estate Properties	$147,427,119	$17.64
Cash and Restricted Cash	6,062,698	0.72
Other Assets	720,518	0.09
Total Assets	154,210,335	18.45

Mortgage Notes Payable, Net	62,258,532	7.45
Sales Deposit Liability	1,000,000	0.12
Tenant Improvement Liability	553,088	0.07
Accounts Payable, Accrued Expenses and Other Liabilities	800,617	0.09
Unearned Rent	518,023	0.06
Total Liabilities	65,130,260	7.79

Total Estimated Value as of December 31, 2017	$89,080,075	$10.66

Shares of Common Stock Outstanding used in the NAV Computation	8,358,254

Exclusions from Estimated NAV

The estimated share value approved by the board of trust managers does not reflect any "portfolio premium," nor does it reflect an enterprise value of the Company, which may include a premium or discount to NAV for:

•	the size of the Company's portfolio as some buyers may pay more for a portfolio compared to prices for individual investments;
•	the overall geographic and tenant diversity of the portfolio as a whole;
•	the characteristics of the Company's working capital, leverage and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;
•	certain third-party transaction or other expenses that would be necessary to realize the value;
•	services being provided by personnel of advisors under the advisory agreement and the Company's potential ability to secure the se1vices of a management team on a long-term basis; or
•	the potential difference in per share value if the Company were to list its shares of common stock on a national securities exchange.

If the Company’s portfolio was liquidated at the total estimated value as of December 31, 2017 of $89,080,075, the advisor would earn a subordinated participation fee of approximately $1,140,000.

Limitations of the Estimated Share Value

As with any valuation methodology, the NAV Methodology used by the board of trust managers in reaching an estimate of the value of the Company's shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different valuation methods, estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of the Company's shares. In addition, the board of trust managers’ estimate of share value is not based on the book values of the Company's real estate, as determined by generally accepted accounting principles, as the Company's book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Furthermore, in reaching an estimate of the value of the Company's shares, our board of trust managers did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. In addition, selling costs were not considered by Cushman & Wakefield in the valuation of the properties. Other costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy involves a listing of the Company's shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company's portfolio were also not included in the board of trust managers is estimate of the value of the Company's shares.

As a result, there can be no assurance that:

•	shareholders will be able to realize the estimated share value upon attempting to sell their shares;
•	the Company will be able to achieve, for its shareholders, the estimated per share NAV upon a listing of the Company's shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company's portfolio; or
•	the estimated share value, or the methodology relied upon by the board of trust managers to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code or other regulatory requirements,

Furthermore, the estimated value of the Company's shares was calculated as of a particular point in time. The value of the Company's shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.

Share Redemption Program

In accordance with the Company’s share redemption program, after such time as the board of trust managers has determined a reasonable estimate of the value of the Company’s shares, the per share redemption price will be the most recently published NAV. As a result of the board of trust managers’ determination of an estimated value of the Company’s shares of common stock, commencing on January 24, 2018, the estimated per share value of $10.66 shall serve as the most recently published NAV for purposes of the share redemption program.

We have established a share repurchase program to provide limited liquidity for our shareholders, subject to the provisions of the program and limitations imposed by the SEC which is described below in this Item 5 under the heading Share Repurchase Program.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

Beginning April 2012 until the Termination Date, the Company was engaged in an offering of its shares of common stock for sale to investors on a “best efforts” basis. The company continues to sell its shares to existing shareholders under the Company’s dividend reinvestment plan.

On April 29, 2016, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register common stock, par value $0.01 per share under the Securities Exchange Act of 1934, as amended.

On the Termination Date, the Company ceased offering its shares for sale with the exception of shares sold to existing shareholders under the Company’s dividend reinvestment plan (the “Plan”).

As of December 31, 2017, Sponsor reimbursement for organization and offering expenses, subject to the 3% of gross offering proceeds limitation, totaled $2,687,407.

From the commencement of the offering through December 31, 2017, the net offering proceeds to us, after deducting the reimbursable offering expenses incurred as described above, were approximately $89,580,238, including net offering proceeds from our dividend reinvestment plan of $4,384,688.

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

		Dividends	Dividends paid		Cash flows provided by
Period	Dividends declared	declared per share	Cash	Reinvested	operating activities
2016:
First Quarter 2016	$549,468	$0.1875	$146,053	$403,415	$544,547
Second Quarter 2016	813,211	0.1875	233,886	579,325	802,548
Third Quarter 2016	1,145,995	0.1875	316,501	823,794	955,147
Fourth Quarter 2016	1,529,518	0.1875	435,919	1,093,599	1,026,685
2016 Totals	$4,038,192	$0.7500	$1,132,359	$2,900,133	$3,328,927

2017:
First Quarter 2017	$1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	0.1875	465,689	1,103,595	672,800
Third Quarter 2017	1,563,430	0.1875	458,938	1,104,492	1,464,563
Fourth Quarter 2017	1,566,932	0.1875	481,806	1,085,126	1,252,518
2017 Totals	$6,248,235	$0.7500	$1,862,391	$4,385,844	$5,161,616

The following presents the federal income tax characterizations of distributions paid:

	Years ended December 31,
	2017	2016
Ordinary income	$0.285	$0.155
Nontaxable distributions	0.465	0.595
	$0.750	$0.750

Distributions to shareholders for the years ended December 31, 2016 and 2017 were declared and paid quarterly based on daily record dates at rates per share per day as follows:

Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Dates
January 1 – March 31, 2016	0.002083	April 20, 2016	April 20, 2016
April 1 – June 30, 2016	0.002060	July 20, 2016	July 20, 2016
July 1 – September 30, 2016	0.002038	October 20, 2016	October 20, 2016
October 1 – December 31, 2016	0.002038	January 20, 2017	January 20, 2017
January 1 – March 31, 2017	0.002083	April 20, 2017	April 20, 2017
April 1 – June 30, 2017	0.002060	July 20, 2017	July 20, 2017
July 1 – September 30, 2017	0.002038	October 19, 2017	October 20, 2017
October 1 – December 31, 2017	0.002038	January 25, 2018	January 25, 2018

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

From inception through December 31, 2017, a total 443,163 shares had been tendered for redemption by the Company, which represented all redemption requests received in good order and eligible for redemption through December 31, 2017. All of these shares had been redeemed except for the 61,211 of shares in connection with the redemption requests that were made in December 2017 and were repurchased on January 15, 2018. These shares were repurchased, or will be repurchased with respect to shares tendered for redemption in December 2017, with the proceeds from reinvested dividends at price per share of $10. Effective January 24, 2018, the estimated per share value of $10.66 became the most recently published NAV for purposes of the share redemption program.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable as the Company is a Smaller Reporting Company.

ITEM 7.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have invested primarily in single tenant income-producing properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.

Subject to certain restrictions and limitations, our business is externally managed by our Advisor pursuant to an Advisory Agreement. Our Advisor manages our operations and our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset management, and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 11 to our Consolidated Financial Statements.

Through December 31, 2017 we had sold 8,958,024 shares of the Company’s common stock pursuant to the public offering and the Plan for aggregate gross offering proceeds of $89,580,238.

Our Advisor makes recommendations on all investments to our board of trust managers. All proposed real estate investments must be approved by at least a majority of our board of trust managers subject to guidelines established by our board of trust managers which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

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

Our debt financing and other liabilities, including our pro rata share of the debt financing of entities in which we invest is approximately 47% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets. We intend to limit our leverage to 45% of the cost of acquiring our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). This is an overall target. Our borrowings on one or more individual properties may exceed 45% of their individual cost, so long as our overall leverage does not exceed 45%. Our prospectus formerly limited our borrowing to 40% of our net assets (equivalent to 40% of the cost of our assets) unless any excess borrowing is approved by a majority of our audit committee and is disclosed to our shareholders in our next quarterly report, along with the justification for such excess. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset. Accounting standards relating to purchase price allocations resulted in increased allocations to intangible assets, therefore the limit on leverage was increased to 48%.

We may borrow amounts from our Advisor if such loan is approved by a majority of our trust managers, including a majority of our audit committee, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our prospectus. Our Advisor has no obligation to make any loans to us.

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

Generally, our policy is to pay distributions from cash flow from operations. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, our Advisor may elect in its sole discretion to defer fees and/or reimbursements to which they are otherwise entitled to fund some or all of our distributions, of which a portion will deem to have been waived as described herein. Any such deferred reimbursements and fees will not be interest-bearing. Our Advisor has no obligation to defer any of their fees or reimbursements. We will not use the proceeds from sales of our common stock or borrowed money to pay distributions but rather will pay distributions from cash flow from operations and, as elected solely by our Advisor, from deferred reimbursements and fees.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our shareholders may be reduced and subsequent shareholders will experience dilution. A waiver or deferral of any fee or reimbursement owed to our Advisor will have the effect of increasing cash flow from operations for the relevant period because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any fee or reimbursement that was deferred, or any amounts advanced, that we later pay or reimburse, will have the effect of reducing cash flow from operations for the applicable period in which we pay or reimburse these amounts.

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

Our Advisor establishes working capital reserves from net offering proceeds, out of cash flow generated by operating assets or out of proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

Portfolio Information

Our real estate investments were as follows:

	December 31,
	2017	2016
Number of Properties:
Retail	11	11
Office	7	7
Industrial	3	2
Total	21	20

Leasable Square Feet:
Retail	184,388	171,898
Office	326,715	220,123
Industrial	103,296	103,296
Total	614,399	495,317

Cash Flow Summary

The following table summarizes our cash flow activity for the years ended December 31, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$5,161,616	$3,328,927
Net cash used in investing activities	$(30,126,826)	$(64,031,855)
Net cash provided by financing activities	$17,527,865	$72,065,212

Cash Flows from Operating Activities

As of December 31, 2017, we owned 21 commercial properties. During the years ended December 31, 2017 and 2016, net cash provided by operating activities was $5,161,616 and $3,328,927, respectively. We expect that our cash flows from operating activities will increase in future periods as a result of a full years operations for the two properties acquired in 2017 partially offset by the cash flows from the operation of the Chevron Rancho Cordova Property that was sold on April 2017 and the related contractual increase in rental revenues from the Company’s properties.

Cash Flows from Investing Activities

Net cash used in investing activities was $30,126,826 for the year ended December 31, 2017 and consisted primarily of the following:

•	$30,699,222 for the acquisition of eleven real estate properties;
•	$1,501,764 for additions to real estate investments;
•	$622,319 of payments of acquisition fees and costs;
•	$250,000 payment for buyer holdback
•	$250,000 refundable purchase deposits for future acquisitions; and
•	$3,196,480 of proceeds from the sale of real estate investment property.

Net cash used in investing activities was $64,031,855 for the year ended December 31, 2016 and consisted primarily of the following:

•	$56,174,678 for the acquisition of eleven real estate properties;
•	$1,411,714 of payments of acquisition fees to affiliate;
•	$7,676,321 refundable purchase deposits for future acquisitions; and
•	$1,230,858 proceeds received from distributions from sales proceeds in limited partnerships.

Cash Flows from Financing Activities

 Net cash provided by financing activities was $17,527,865 for the year ended December 31, 2017 and consisted primarily of the following:

•	$24,865,612 of proceeds from mortgage notes payable;
•	$1,084,582 of payments on mortgage notes payable;
•	$85,380 of payments of refundable loan deposits;
•	$563,825 of payments of deferred financing costs;
•	$173,281 of payments of offering costs;
•	$3,573,725 used to repurchase shares under the Plan; and
•	$1,856,954 of cash dividends after giving effect to dividends reinvested by shareholders of $4,384,688.

Net cash provided by financing activities was $72,065,212 for the year ended December 31, 2016 and consisted primarily of the following:

•	$34,083,000 of proceeds from mortgage notes payable;
•	$4,296,000 of cash released from escrow from mortgage financing;
•	$318,858 of payments on mortgage notes payable;
•	$8,044,432 of payments on unsecured credit facility;
•	$1,273,392 of payments of deferred financing costs;
•	$1,000,000 from the sale of an interest in real property recorded as financing costs;
•	$47,593,708 of cash proceeds from the issuance of common stock;
•	$1,501,354 of payments of offering costs;
•	$2,637,078 used to repurchase shares under the Plan; and
•	$1,132,380 of cash dividends after giving effect to dividends reinvested by shareholders of $2,900,132.

Capital Resources

Generally, cash needs for debt payments and capital expenditures will be funded by existing cash, cash equivalents and restricted cash and internally generated funds. Cash needs for operating and interest expense and dividends will generally be funded by internally generated funds.

Results of Operations

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016

Rental Income

Rental income for the years ended December 31, 2017 and 2016 was $10,618,148 and $5,549,034, respectively. The annualized rental income of the properties owned as of December 31, 2017 was $9,496,112.

The components of rental income are as follows:

	Years ended December 31,
	2017	2016
Properties owned for the entire period of calendar years 2017 and 2016	$2,757,495	$2,721,240
Properties acquired in 2017	1,846,841	-
Properties acquired in 2016	5,952,258	2,636,763
Property sold in 2017	61,554	191,031
	$10,618,148	$5,549,034

Rental income will be reduced by approximately $250,000 in 2018 as a result of Chase Bank not renewing their lease.

Tenant Recoveries and Other Revenue

Tenant recoveries and other revenue for the years ended December 31, 2017 and 2016 were $2,198,312 and $865,558, respectively. Pursuant to many of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Fees to Affiliates

Asset management fees to affiliates for the years ended December 31, 2017 and 2016 were $758,555 and $404,561, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Other operating expense reimbursements to affiliate for the years ended December 31, 2017 and 2016 were $102,080 and $0 respectively.

Disposition fees for the year ended December 31, 2017 of $103,020 are presented as reduction of the gain on the sale of the Chevron Gas Station property in Rancho Cordova, CA. Disposition fees to affiliate for the year ended December 2016 were $30,000.

Acquisition fees to affiliate that were expensed for the years ended December 31, 2017 and 2016 were $0 and $778,137, respectively. In 2016, acquisition fees incurred prior to October 1, 2016 were expensed. Upon adopting ASU 2017-01, acquisition fees were capitalized. Acquisition fees capitalized in 2017 and 2016 were $671,270 and $375,391, respectively.

Property management fees to affiliate for the years ended December 31, 2017 and 2016 were $98,246 and $21,267, respectively. See Note 11 to our Consolidated Financial Statements.

General and Administrative

General and administrative expenses for the years ended December 31, 2017 and 2016 were $887,813 and $2,060,017, respectively. The most significant components of general and administrative expense are the following:

	Years ended December 31,
	2017	2016

Advertising	$131,541	$1,515,661
Legal fees	216,109	58,897
Audit fees	159,243	66,465
Common stock awarded to independent trust managers	134,000	111,431
Third party consulting	91,076	38,172
Bookkeeping fees	30,090	71,255
Other	125,754	198,136
	$887,813	$2,060,017

Since July 20, 2016, the Company has been only selling shares pursuant to the Plan. As a result, the advertising costs were significantly reduced in calendar year 2017 compared to 2016. The advertising costs should further be reduced in future years.

Depreciation and Amortization

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 were $5,645,451 and $3,134,979, respectively. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the years ended December 31, 2017 and 2016 was $2,503,810 and $768,122, respectively. See Note 8 to our Consolidated Financial Statements for the detail of the components of interest expense.

Property Expenses

Property expenses for the years ended December 31, 2017 and 2016, were $2,293,794 and $994,503, respectively. In the year ended December 31, 2018, the Company recorded a $58,328 provision for doubtful accounts. These expenses primarily relate to property taxes and repairs and maintenance expenses.

Acquisition Costs

Acquisition costs for the years ended December 31, 2017 and 2016 were $0 and $135,822, respectively. Acquisition costs incurred before the Company adopted ASU 2017-01 were expensed. Acquisitions costs after that date are capitalized. The Company does not expect to expense any acquisition costs unless there are costs incurred related to potential acquisitions that are not acquired.

Organization and Offering Costs

Our organization and offering costs were paid by our Sponsor on our behalf. Offering costs include all expenses incurred in connection with the offering. The costs to market the offering and all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate are organization and offering costs.

We are obligated to reimburse our Sponsor for organization and offering costs related to the offering and the Plan paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the offering and the Plan as of the date of the reimbursement.

As of December 31, 2017, the Company had not directly incurred any organization and offering costs related to the offering as all such costs had been funded by our Sponsor. As a result, these organization and offering costs related to the offering are not recorded in our financial statements as of December 31, 2017 other than to the extent of 3% of the gross offering proceeds. Through December 31, 2017, our Sponsor had incurred organization and offering costs on our behalf in connection with the offering of $2,796,198. As of December 31, 2017, the Company had recorded $2,687,350 of organization and offering costs.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational state, we way not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Distributions declared, distributions paid and cash flows from operations were as follows during the years ended December 31, 2016 and 2017:

	Dividends	Dividends declared	Dividends paid		Cash flows provided by operating
Period	declared	per share	Cash	Reinvested	activities
First Quarter 2016	$549,468	$0.1875	$146,053	$403,415	$544,547
Second Quarter 2016	813,211	0.1875	233,886	579,325	802,548
Third Quarter 2016	1,145,995	0.1875	316,501	823,794	955,147
Fourth Quarter 2016	1,529,518	0.1875	435,919	1,093,599	1,026,685
2016 Totals	$4,038,192	$0.7500	$1,132,359	$2,900,133	$3,328,927

	Dividends	Dividends declared	Dividends paid		Cash flows provided by operating
Period	declared	per share	Cash	Reinvested	activities
First Quarter 2017	$1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	0.1875	465,689	1,103,595	672,800
Third Quarter 2017	1,563,430	0.1875	458,938	1,104,492	1,464,563
Fourth Quarter 2017	1,566,932	0.1875	481,806	1,085,126	1,252,518
2017 Totals	$6,248,235	$0.7500	$1,862,391	$4,385,844	$5,161,616

The following presents the federal income tax characterizations of distributions paid:

	Years ended December 31,
	2017	2016
Ordinary income	$0.285	$0.155
Nontaxable distributions	0.465	0.595
	$0.750	$0.750

Distributions are paid on a quarterly basis. In general, distributions for record dates as of end of a given quarter were paid on or about the 20th of the following month. Effective, with the quarterly distribution paid in January 2018, the distributions are paid on or about the 25th of the following month.

Going forward, we expect our board of trust managers to continue to declare cash distributions based on daily record dates and to pay these distributions on a quarterly basis. Cash distributions will be determined by our board of trust managers based on our financial condition and such other factors as our board of trust managers deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our shareholders other than as necessary to meet IRS REIT qualification standards.

To date, the sources of cash used to pay our shareholder distributions have been from net rental income received and/or deferral of Advisor Fees.

Properties

As of December 31, 2017, we owned twenty-one properties. In evaluating these properties as a potential acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, including vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties other than as discussed below, and we believe that the properties are adequately insured.

The Company has two tenants with leases that provide for tenant improvement allowances totaling $553,088. We expect that the related improvements will be completed during the 2018 calendar year. There were restricted cash deposits of $462,140 that are available to pay for these improvements. The remainder will be funded from operating cash flow or offering proceeds. In addition, at December 31, 2017, the Company has identified approximately $630,000 of roof and HVAC replacement, landscape improvements, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2018 and 2019. Approximately $460,000 of these improvements are recoverable from tenants through their operating expense recoveries. However, the Company will have to pay for the improvements and the recoveries will be billed over an extended period of time. The remaining costs of approximately $170,000 are not recoverable from tenants. Those improvements will be funded from operating cash flow or offering proceeds.

The space that was previously occupied by Chase Bank is being marketed by a third party real estate broker. It is estimated that the Company will have to pay approximately $160,000 for tenant improvements and third party leasing commissions to re-lease the space. These costs are expected to be incurred in 2018 or 2019. These costs will be funded from operating cash flow or offering proceeds.

The loan on the Chase Bank/Great Clips property has debt service coverage ratio (DSCR) requirement of 1.35 to 1.00. As a result of Chase Bank’s not renewing their lease, it is likely that at the end of the second quarter of 2018, the company will be out of compliance with the DSCR. Therefore, the Company expects to be required to fund a debt service account reserve of approximately $120,000. The Company can request release of the debt service account reserve after two consecutive quarters of meeting the DSCR. The Company expects to fund the debt service account reserve from operating cash flows.

In 2016, the Company sold an undivided 29.86% interest in the Chevron Gas Station located in Rancho Cordova for $1,000,000. During the period from March 1, 2018 through March 1, 2019, the purchaser has the right to require the Company to repurchase their interest in the property for $1,000,000. If the Company is required to repurchase the undivided interest in the Chevron Rancho Cordova, CA property, it will use funds from operating cash flow or offering proceeds.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a “Smaller Reporting Company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our board of trust managers conducted a competitive process to determine the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017. As a result of this process, the board of trust managers approved the engagement of Squar Milner LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017 and notified former independent public accounting firm, Anton & Chia, LLP, that it had been dismissed.

On February 1, 2018, we filed a Current Report on Form 8-K which disclosed all the required information regarding the engagement of Squar Milner LLP and the dismissal of Anton & Chia, LLP, which is incorporated by reference in this Annual Report.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) and Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of trust managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with the authorization of management and trust managers of the issuer; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2017, we competed the execution of our remediation plan, as further described below. In connection with the evaluation required by Rule 13a-15(d), we identified the execution of this remediation plan as having materially affected, or being reasonably likely to materially affect, our internal control over financial reporting. Other than the execution of the remediation plan, there are no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

We, with the concurrence and oversight of the audit committee of our board of trust managers, executed our remediation plan described in our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017, during the quarter ended December 31, 2017, as part of the remediation plan, management:

•	Completed our review and documentation of the financial close and related processes; and

•	Tested the design and implementation of key controls related to the financial close and related processes.

We verified that the aforementioned controls were appropriately designed and implemented as of December 31, 2017. We will continue to monitor and test, as applicable, the ongoing operating effectiveness of its new and enhanced controls.

Our internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2017, all items required to be disclosed under Current Reports on Form 8-K were reported as required.

PART III

ITEM 10.	TRUST MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

Code of Business Conduct and Ethics

On March 10, 2017, our board of trust managers approved and adopted our Code of Business Conduct and Ethics (the “Code”) which was filed as an Exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016. The Code is also posted in the REIT I Corporate Governance section of our website at www.richuncles.com. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Corporate Governance section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1 of this Annual Report.

The following financial statement schedule is included herein at pages F-29 through F-30 of this Annual Report: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.

(b)	Exhibits

EXHIBITS LIST

Exhibit	Description
3.1	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.2	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.3	Bylaws*
4.1	Form of Subscription Agreement for Shares of Rich Uncles Real Estate Investment Trust I.*
4.2	Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan.*
4.3	First Amendment of the Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan.*
10.1	Amended and Restated Advisory Agreement dated as of March 8, 2012 by and between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.2	Amendment No.1 to Amended and Restated Advisory Agreement.*
10.3	Indemnification Agreement dated February 7, 2017 between Rich Uncles Real Estate Investment Trust I, its Directors and Executive Officers, and Rich Uncles, LLC.*
10.4	Non-Solicitation Agreement dated February 8, 2017 between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.5	Code of Business Conduct and Ethics.*
10.6	Audit Committee Charter.*
21.1	List of Subsidiaries.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Previously filed.
** Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trust Managers and Shareholders of

Rich Uncles Real Estate Investment Trust I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rich Uncles Real Estate Investment Trust I (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principals generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to these risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believed that our audit provides a reasonable basis for our opinion.

/S/ SQUAR MILNER LLP

We have served as the Company’s auditor since 2018.

Newport Beach, California

March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders

Rich Uncles Real Estate Investment Trust I

We have audited the accompanying consolidated balance sheet of Rich Uncles Real Estate Investment Trust I (the "Company”) as of December 31, 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Anton & Chia, LLP

Newport Beach, California
July 14, 2017

Rich Uncles Real Estate Investment Trust I

Consolidated Balance Sheets

	December 31,
	2017	2016

ASSETS
Real estate investments:
Land	$29,896,957	$27,738,010
Buildings and improvements	97,857,500	72,141,786
Tenant origination and absorption costs	12,699,134	9,380,693
Total real estate investments, cost	140,453,591	109,260,489
Accumulated depreciation and amortization	(9,286,921)	(3,797,990)
Total real estate investments, net	131,166,670	105,462,499
Cash and cash equivalents	5,565,667	12,341,682
Restricted cash	462,140	1,123,470
Tenant receivables, net (Note 3)	1,494,938	731,690
Above-market leases, net	817,182	249,967
Due from affiliates (Note 11)	-	48,950
Purchase and other deposits	-	1,250,000
Interest rate swap derivatives	321,450	180,759
Other assets	25,207	18,553
TOTAL ASSETS	$139,853,254	$121,407,570

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable, net	$62,277,387	$38,705,103
Accounts payable, accrued expenses and other liabilities (Note 3)	1,254,632	923,250
Sales deposit liability (Note 5)	1,000,000	1,000,000
Share repurchase payable	612,099	592,511
Below-market leases, net	3,966,008	4,841,757
Due to affiliates (Note 11)	51,518	644,277
Interest rate swap derivatives	18,998	106,840
TOTAL LIABILITIES	69,180,642	46,813,738

Redeemable common stock	586,242	1,229,644

Common stock $0.01 par value, 10,000,000 shares authorized, 8,358,254 and 8,263,758 shares issued and outstanding as of December 31, 2017 and 2016, respectively	83,583	82,638
Additional paid-in-capital	82,350,273	80,782,440
Cumulative distributions and net losses	(12,347,486)	(7,500,890)
TOTAL SHAREHOLDERS' EQUITY	70,086,370	73,364,188

Commitments and contingencies (Note 12)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$139,853,254	$121,407,570

See accompanying notes to the consolidated financial statements

Rich Uncles Real Estate Investment Trust I

Consolidated Statements of Operations

	Years ended December 31,
	2017	2016
Revenue:
Rental income	$10,618,148	$5,549,034
Tenant recoveries	2,161,856	836,936
Other revenue	36,456	28,622
Total revenue	12,816,460	6,414,592

Expenses:
Fees to affiliates (Note 11)	860,635	1,212,698
General and administrative	887,813	2,060,017
Depreciation and amortization	5,645,451	3,134,979
Interest expense (Note 8)	2,503,810	768,122
Property expenses	2,293,794	994,503
Acquisition costs	-	135,822
Total expenses	12,191,503	8,306,141

Other income:
Interest income	838	161
Gain on sale of real estate investment property, net (Note 5)	747,957	-
Other non-operating income	21,295	-
Total other income	770,090	161

Net income (loss)	$1,395,047	$(1,891,388)

Net income (loss) per share, basic and diluted	$0.17	$(0.28)

Weighted-average number of shares of common stock outstanding, basic and diluted	8,359,108	6,692,800
Dividends declared per common share	$0.75	$0.75

See accompanying notes to the consolidated financial statements

Rich Uncles Real Estate Investment Trust I

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in	Cumulative Distributions and Net Income	Total Shareholders'
	Shares	Amount	Capital	(Loss)	Equity
Balance, December 31, 2015	3,466,938	$34,669	$34,423,059	$(1,576,990)	$32,880,738

Issuance of common stock	5,049,384	50,494	50,443,346	-	50,493,840
Dividends declared	-	-	-	(4,032,512)	(4,032,512)
Common stock awarded for services	11,143	112	111,319	-	111,431
Repurchases of common stock	(263,707)	(2,637)	(2,634,434)	-	(2,637,071)
Net loss	-	-	-	(1,891,388)	(1,891,388)
Transfers to redeemable common stock	-	-	(1,560,850)	-	(1,560,850)
Balance, December 31, 2016	8,263,758	82,638	80,782,440	(7,500,890)	73,364,188

Issuance of common stock	438,469	4,385	4,380,303	-	4,384,688
Dividends declared	-	-	-	(6,241,642)	(6,241,642)
Common stock awarded for services	13,400	134	133,866	-	134,000
Repurchases of common stock	(357,373)	(3,574)	(3,570,151)	-	(3,573,725)
Net income	-	-	-	1,395,046	1,395,046
Transfers to redeemable common stock	-	-	623,815	-	623,815

Balance, December 31, 2017	8,358,254	$83,583	$82,350,273	$(12,347,486)	$70,086,370

See accompanying notes to the consolidated financial statements

Rich Uncles Real Estate Investment Trust I

Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,395,047	$(1,891,388)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,645,451	3,134,979
Provision for doubtful accounts	58,328	-
Common stock awarded for services	134,000	111,431
Straight-line rents	(557,016)	(503,873)
Amortization of deferred financing costs	303,044	140,113
Amortization of above-market leases	31,926	22,368
Amortization of below-market leases	(875,749)	(479,024)
Distributions from earnings of limited partnerships	-	21,193
Gain on sale of real estate investment property, net	(747,957)	-
Unrealized gain on interest rate swap derivatives	(228,533)	(73,919)
Expensed organization and offering costs	131,541	1,515,661
Expensed acquisition fees and costs	-	913,689
Changes in operating assets and liabilities:
Tenant receivables	(284,770)	-
Other assets	(7,041)	(159,090)
Accounts payable, accrued expenses and other liabilities	576,563	339,824
Due to affiliates	(413,218)	236,963
Net cash provided by operating activities	5,161,616	3,328,927

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate	(30,699,222)	(56,174,678)
Improvements to real estate	(1,501,764)	-
Payment of acquisition fees to affiliate	(622,320)	(1,411,714)
Payment of buyer holdback	(250,000)	-
Refundable purchase deposits	(250,000)	(7,676,321)
Proceeds from sale of real estate investment property, net	3,196,480	-
Distributions of sales proceeds in limited partnerships	-	1,230,858
Net cash used in investing activities	(30,126,826)	(64,031,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage notes payable	24,865,612	34,083,000
Cash held in escrow from mortgage financing	-	4,296,000
Principal payments on mortgage notes payable	(1,084,582)	(318,858)
Repayments of unsecured credit facility	-	(8,044,433)
Payments of deferred financing costs	(649,205)	(1,273,392)
Proceeds from sale of an interest in real property recorded as a financing transaction	-	1,000,000
Proceeds from issuance of common stock	-	47,593,708
Payments of offering costs	(173,281)	(1,501,355)
Repurchases of common stock	(3,573,725)	(2,637,078)
Dividends paid to common shareholders	(1,856,954)	(1,132,380)
Net cash provided by financing activities	17,527,865	72,065,212

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,437,345)	11,362,284

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	13,465,152	2,102,868

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$6,027,807	$13,465,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$2,310,354	$605,172

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Transfers (from) to redeemable common stock	$(623,812)	$1,560,849
Increase in share repurchase payable	$19,588	$331,198
Reinvested dividends from common shareholders	$4,384,688	$2,900,132
Purchase deposits applied to acquisition of real estates	$1,500,000	$6,626,321
Security deposits assumed and prorations from acquisitions	$-	$197,240

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

The Company was formed to primarily invest in single-tenant income-producing corporate properties located in California and that are leased to creditworthy tenants under long-term net leases, however, the Company may invest up to 20% of the net proceeds of its offering in properties located outside of California. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company holds its investments directly and/or through special purpose wholly owned limited liability companies or other subsidiaries. The Company holds a 70.14% interest in one property through a tenancy in common agreement.

The Company is externally managed by its advisor and sponsor, BrixInvest LLC, formerly Rich Uncles LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer and Ray Wirta. Rich Uncles LLC is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor. The current term of the Advisory Agreement expired on March 8, 2018 and has been renewed on a month-to-month basis while the Company’s independent trust managers review the annual performance of the Advisor prior to any annual renewal which they expect to complete by May 11, 2018. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor may terminate the Advisory Agreement for any reason and without penalty upon 60 days’ written notice; and we may terminate the Advisory Agreement for cause as defined in the Advisory Agreement. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. This agreement entitles the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as entitles the Advisor to reimbursement of organization and offering costs incurred by the Advisor or Sponsor on behalf of the Company, such as expenses related to the offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The Advisor Agreement is terminable by a majority of the Company’s independent board of trust managers or the Advisor on 60 days’ written notice with or without cause. The Sponsor also serves as the sponsor for RW Holdings NNN REIT, Inc.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2014.

NOTE 2. SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company and, its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Immaterial Correction

During 2017, the Company identified an immaterial correction within the consolidated statements of shareholders’ equity. The number of shares of common stock outstanding at December 31, 2015 was increased by 14,554 shares with a corresponding increase to common stock at par value of $146 and of additional paid in capital of $145,394. The balance of cumulative distributions and net losses was increased by $145,540. SEC Staff Accounting Bulletin: No. 99 – Materiality was used to evaluate the impact of the misstatement. Management concluded that this misstatement had no material impact on the accompanying consolidated financial statements and therefore the misstatement was corrected in the consolidated statements of shareholders’ equity as of December 31, 2015.

Other Comprehensive Income (Loss)

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

Restricted Cash

Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing.

Cash held in Escrow

Cash held in escrow represents the proceeds from mortgage notes payable that were in transit at December 31, 2015.

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

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and depreciated or amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. Significant replacements and betterments are capitalized. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

•	Buildings	15-52 years
•	Site/building improvements	5-21 years
•	Tenant improvements	Shorter of 15 years or remaining contractual lease term
•	Tenant origination and absorption costs, and above-/below-market lease intangibles	Remaining contractual lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles

Impairment of Real Estate and Related Intangible Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. During the years ended December 31, 2017 and 2016, the Company did not record any impairment charges related to its real estate investments.

Deferred Financing Costs

Deferred financing costs represent commitment fees, financing coordination fees paid to Advisor, loan fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are reclassified to presentation as an asset in periods where there are no outstanding borrowings under the facility.

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

Derivative Instruments

The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. The Company’s mortgage derivative instruments do not meet the hedge accounting criteria and therefore the changes in fair value are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. The gain or loss is included in interest expense.

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

Income Taxes

The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2014. The Company believes we have qualified and continues to qualify as a REIT. To qualify as a REIT, the Company must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to shareholders.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2017 and 2016. As of December 31, 2017, the returns for calendar years 2014, 2015 and 2016 remain subject to examination by major tax jurisdictions.

Accounting for Real Estate Sales

Real estate sales are recognized when the recognition criteria of ASC 360 have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold.

Distributions

The Company intends, although is not legally obligated, to continue to make regular quarterly distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibits the Company from doing so. Distributions are authorized at the discretion of the Company’s board of trust managers. To the extent declared by the board of trust managers, distributions are payable on the 20th day of the following quarter declared. Should the 20th day fall on a weekend, distributions are expected to be paid on the first business day thereafter. Effective on January 19, 2018, to the extent distributions are declared by the board of trust managers, they are payable on the 25th day of the following month declared. Should the 25th day fall on a weekend, distributions are expected to be paid on the first business day thereafter.

In 2017 and 2016, we paid all of our dividends in cash. Distributions declared per common share were $0.1875 per quarter for the years ended December 31, 2017 and 2016.  The following presents the federal income tax characterizations of distributions paid:

	Years ended December 31,
	2017	2016
Ordinary income	$0.285	$0.155
Nontaxable distributions	0.465	0.595
	$0.750	$0.750

Dividend Reinvestment Plan

The Company has adopted the Plan through which common shareholders may elect to reinvest any amount up to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the Plan will acquire common stock at a price per share equal to the price to acquire a share of common stock in the offering. The initial price per share in the offering was $10.00 per share. Effective January 24, 2018, the estimated per share value is $10.66 (unaudited), which is also the price to acquire a share of common stock through the Plan.

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

In exchange for the shares redeemed by us from shareholders, we shall pay such shareholders a per share purchase price in cash equal to the net asset value per share, as calculated and published by our Advisor. The share repurchase program will be funded by, and limited to, proceeds realized from our sale of shares under the Plan.

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

Advertising Costs

Advertising costs relating to the offering are expensed as incurred. Offering advertising costs expensed were $131,541 and $1,515,661 for the years ended December 31, 2017 and 2016, respectively and are included in general and administrative expenses. These amounts are reimbursements to the Advisor for organization and offering costs that they incurred on the Company’s behalf, see Note 11.

Segments

At December 31, 2017, with one exception, the Company’s real estate investments are single-tenant income-producing properties. The Company’s real estate properties exhibit similar long-term financial performance and have similar economic characteristics to each other. As of December 31, 2017 and 2016, the Company aggregated its investments in real estate into one reportable segment.

Per Share Data

Basic earnings per share (loss) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock equals basic earnings (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2017 and 2016.

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

Reclassifications

The Company reclassified the December 31, 2016 balance of tenant receivables, net from the balance sheet caption “Other Assets” to its own separate caption to conform to the December 31, 2017 balance sheet captions.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Effective October 1, 2016, the Company early adopted ASU 2014-15 and it did not impact the Company’s consolidated financial statements nor its disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which amends the guidance used in evaluating whether a set of acquired assets and activities represents a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not considered a business. Application of ASU 2017-01 is expected to result in more acquisitions of real estate to be accounted for as asset acquisitions as opposed to business combinations. As a result, acquisition fees and expenses will be capitalized to the cost basis of the property acquired, and the tangible and intangible components acquired will be recorded based on their relative fair values as of the acquisition date. The standard is effective for all public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for periods for which financial statements have not yet been issued. The Company elected to early adopt the provisions of ASU 2017-01 as of October 1, 2016. As a result of the adoption of ASU 2017-01, the Company’s real estate acquisitions since October 1, 2016 have been determined to represent asset acquisitions, and acquisition fees and expenses related to these acquisitions were capitalized.

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

New Accounting Standards Issued and Note Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as amended, requires an entity to use a five step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry specific guidance throughout the Industry Topics of the Codification. This ASU requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also to provide certain additional disclosures. We evaluated each of our revenue streams and their related accounting policies under ASU 2014-09. Rental income and tenant recoveries earned from leasing our real estate properties are excluded from ASU 2014-09 and will be assessed with the adoption of the lease ASU discussed below. We adopted ASU 2014-09 effective as of January 1, 2018 and utilized the modified retrospective basis. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position or consolidated results of operations. The Company determined that its real estate sales contracts qualify as sales to noncustomers. The Company is currently evaluating the impact of this adoption under Topic 610, if any, on future recognition of gains on property sales.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Under ASU 2016-02, the accounting applied by a lessor is largely unchanged from that applied under Topic 840 leases. The large majority of operating leases shall remain classified as operating leases and lessors should continue to recognize rental income for those leases on a straight-line basis over the lease term. ASU 2016-02 may impact the timing, recognition, presentation and disclosures related to our tenant recoveries earned from leasing our real estate properties, although we do not expect a significant impact. ASU 2016-02 is effective for the Company on January 1, 2019. We expect to adopt the practical expedients available for implementation under ASU 2016-02. By adopting the practical expedients, we will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease and (ii) the lease classification at the adoption date for expired or existing leases. ASU 2016-02 will also require new disclosures within the notes to our consolidated financial statements. The Company is continuing to evaluate the potential impact of adopting ASU 2016-02 and we intend to consider industry practice and potential updates to ASU 2016-02.

NOTE 3. SUPPLEMENTAL DETAIL FOR CERTAIN CONSOLIDATED BALANCE SHEET LINE ITEMS

		December 31,
		2017	2016
A.	Tenant receivables, net:
	Straight-line rent	$1,082,080	$545,274
	Tenant rent	301,588	186,416
	Unbilled tenant recoveries	93,420	-
	Other	76,178	-
		1,553,266	731,690
	Less allowance for doubtful accounts	(58,328)	-
		$1,494,938	$731,690

B.	Accounts payable, accrued expense and other liabilities:
	Accounts payable	$45,029	$27,929
	Accrued expenses	205,774	7,407
	Accrued interest payable	215,700	96,754
	Unearned rent	518,023	255,887
	Tenant security deposits	270,106	285,273
	Buyer holdback	-	250,000
		$1,254,632	$923,250

NOTE 4. REAL ESTATE INVESTMENTS

As of December 31, 2017, the Company’s real estate portfolio consisted of twenty-one properties in three states consisting of eleven retail, seven office and three industrial properties. As of December 31, 2016, the Company’s real estate portfolio consisted of twenty properties in three states consisting of eleven retail, seven office and two industrial properties. The following table provides summary information regarding the Company’s real estate as of December 31, 2017 and 2016:

							2017	2016
Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, net	Total Real Estate Investments, net
Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(1,076,477)	$2,751,758	$3,068,381
Chevron Gas Station (see Note 6)	Rancho Cordova, CA	2/6/2015 (See Note 6)	Retail	-	-	-	-	2,464,550
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	-	(101,752)	2,673,248	2,712,011
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	-	(505,588)	3,244,412	3,457,292
Chevron Gas Station (see Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	-	(219,004)	2,580,996	2,676,562
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(378,425)	3,341,575	3,512,937
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(408,084)	4,913,503	5,105,543
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,286	(487,088)	7,144,644	7,383,211
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	-	(419,772)	8,500,228	8,705,831
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(433,952)	4,594,770	4,836,976
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(250,342)	3,204,535	3,344,261
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(1,559,905)	11,885,086	12,798,201
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,295,879	206,844	(158,038)	1,344,685	1,390,169
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(586,186)	4,719,814	5,100,043
Solar Turbines	San Diego, CA	7/21/2016	Office	5,481,199	389,718	(405,298)	5,465,619	5,784,216
Amec Foster	San Diego, CA	7/21/2016	Office	6,863,327	485,533	(275,859)	7,073,001	6,093,482
ITW Rippey	El Dorado, CA	8/18/2016	Office	6,178,204	407,316	(306,966)	6,278,554	6,474,984
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(34,171)	1,240,434	1,270,809
Gap	Rocklin, CA	12/1/2016	Office	7,209,629	677,191	(332,733)	7,554,087	7,873,512
L-3 Communications	San Diego, CA	12/23/2016	Office	10,799,500	961,107	(367,270)	11,393,337	11,409,528
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(917,426)	26,209,464	-
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(62,585)	5,052,920	-
				$127,754,457	$12,699,134	$(9,286,921)	$131,166,670	$105,462,499

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired the following properties:

Property	Land, building and improvements	Tenant origination and absorption costs	Above-market leases		Total
Sutter Health	$24,256,632	$2,870,258	$474,091	(1)	$27,600,981
Walgreens	4,667,322	448,183	125,050		5,240,555
	$28,923,954	$3,318,441	$599,141		$32,841,536

Purchase price	$32,841,536
Purchase deposits applied	(1,500,000	)(2)
Acquisition fees to affiliate	(642,314)
Cash paid for acquisition of real estate	$30,699,222

(1)	This represents the ground leasehold value allocated to a 50 year ground lease under a water tower that is part of the Sutter Health property. The annual rental payments under the ground lease are $1,300. The entire property including the ground leasehold interest is leased by Sutter Health.
(2)	$250,000 of the purchase deposits that were applied were paid in 2017.

During the year ended December 31, 2017, the Company recognized $2,225,405 of total revenue related to the properties acquired in 2017.

The expiration of the leases of the properties acquired during the year ended December 31, 2017 are as follows:

Property	Lease Expiration
Sutter Health	10/31/2025
Walgreens	3/31/2062

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired the following properties:

Property	Land, Building and Improvements	Tenant Origination and Absorption Costs	Below-Market Leases	Purchase price
EcoThrift	$4,486,993	$541,729	$(278,722)	$4,750,000
GSA (MSHA)	2,998,232	456,645	(279,877)	3,175,000
PreK San Antonio	11,851,540	1,593,451	(2,594,992)	10,850,000
Dollar Tree	1,248,156	206,844	-	1,455,000
Dinan Cars	4,651,845	654,155	-	5,306,000
ITW Rippey	6,188,204	407,317	(144,521)	6,451,000
Solar Turbines	5,481,199	389,718	-	5,870,916
Amec Foster	5,697,402	485,533	-	6,182,935
Dollar General Big Spring	1,161,647	112,958	-	1,274,605
Gap	7,209,629	677,191	-	7,886,820
L-3 Communications	10,462,442	961,107	(1,251,985)	10,171,564
	$61,437,289	$6,486,648	$(4,550,097)	$63,373,840

Purchase price	$63,373,840
Purchase deposit applied	(6,626,321)
Security deposits assumed and prorations	(197,240)
Acquisition fees to affiliate	(375,601)
Cash paid for acquisition of real estate	$56,174,678

During the year ended December 31, 2016, the Company recognized $3,121,969 of total revenue related to these properties.

The expiration of the leases of the properties acquired during the year ended December 31, 2016 are as follows:

Property	Lease Expiration
EcoThrift	2/28/2026
GSA (MSHA)	8/24/2026
PreK San Antonio	7/31/2021
Dollar Tree	7/31/2025
Dinan Cars	4/30/2023
ITW Rippey	8/1/2022
Solar Turbines	7/31/2021
Amec Foster	2/28/2021
Dollar General Big Spring	4/30/2030
Gap	2/28/2023
L-3 Communications	4/30/2022

During the year ended December 31, 2016, the Company recorded all properties acquired before October 1, 2016 as business combinations and expensed acquisition costs of $913,689 with respect to these acquisitions. The acquisition fees for properties acquired before October 1, 2016 are included in the Statement of Operations caption “Fees to affiliates.”

The Company has recorded all properties acquired subsequent to October 1, 2016 as asset acquisitions and capitalized acquisition fees and costs of $642,314 and $501,025 during the years ended December 31, 2017 and 2016, respectively.

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

As of December 31, 2017 the future minimum contractual rental income from the Company’s non-cancelable operating leases is as follows:

2018	$9,828,986
2019	10,027,621
2020	10,228,801
2021	9,260,672
2022	7,714,989
Thereafter	32,038,578
$79,099,647

 Revenue Concentration

For the year ended December 31, 2017, our portfolio’s revenue concentration (greater than 10% total revenue) was as follows:

Property and Location	Revenue	Percentage of Total Revenue
Sutter Health	$2,040,363	15.89%
Pre K	$1,162,274	12.58%

As of December 31, 2017, no other tenant accounted for more than 10% of the total revenue.

For the year ended December 31, 2016, our portfolio’s revenue concentration (greater than 10% total revenue) was as follows:

Property and Location	Effective Annual Base Rent	Percentage of Total Revenue
Pre K	$1,161,057	18.10%
PMI	$677,053	10.56%

As of December 31, 2017, no other tenant accounted for more than 10% of the total revenue.

Intangibles

As of December 31, 2017 and 2016, the Company’s intangibles were as follows:

	2017			2016
	Tenant Origination and Absorption Costs	Above- Market Leases	Below- Market Leases	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,699,134	$872,408	$(5,349,909)	$9,380,693	$273,267	$(5,349,909)
Accumulated amortization	(2,856,322)	(55,226)	1,383,901	(1,166,366)	(23,300)	508,152
Net amount	$9,842,812	$817,182	$(3,966,008)	$8,214,327	$249,967	$(4,841,757)

The intangible assets and liabilities acquired in connection with these acquisitions have a weighted average amortization period of approximately 9.81 years as of December 31, 2017. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant origination and absorption costs	Above- Market Leases	Below- Market Leases
2018	$1,567,392	$35,320	$860,165
2019	1,567,392	35,320	860,165
2020	1,567,392	35,320	860,165
2021	1,320,274	35,320	667,541
2022	1,239,699	35,320	667,541
Thereafter	2,580,663	640,582	50,432
	$9,842,812	$817,182	$3,966,009

Weighted average remaining amortization period	8.48 years	35.66 years	5.46 years

NOTE 5. SALE OF INTEREST IN REAL PROPERTY

In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser were recorded as interest expense. The interest expense recorded as a result of this transaction was $55,002 and $45,530 for the years ended December 31, 2017 and 2016, respectively. The sale will qualify as a sale for financial reporting when the right to require the company to repurchase the 29.86% interest in the property expires without being exercised. The Company earned a disposition fee in connection with this transaction, see Note 11.

NOTE 6. SALE OF REAL ESTATE INVESTMENT PROPERTY

On April 27, 2017, the Company sold the Chevron Gas Station property in Rancho Cordova, CA to a third party for $3,434,000 which was paid in cash. The sale resulted in gain for financial reporting purposes of $747,957, which is net of the $103,020 disposition fee the Advisor earned in connection with this transaction (see Note 11). The Company entered into a 1031 exchange to defer the taxable gain of approximately $900,000 on the transaction. The 1031 exchange was completed when the Company purchased the Walgreens property on June 29, 2017.

NOTE 7. DISTRIBUTIONS RECEIVABLE FROM LIMITED PARTNERSHIPS

In December 2015, the four Del Taco limited partnerships that the Company had invested in were liquidated as a result of selling all of the properties that they had invested in. In January 2016, the Company received a distribution of operating cash flow of $21,193 and a distribution of sales proceeds of $1,230,858 from the limited partnerships.

NOTE 8. DEBT

Mortgage Notes Payable

As of December 31, 2017 and 2016, the Company’s mortgage notes payable consisted of the following:

	2017			2016
Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)
Chase Bank & Great Clips	$1,888,325	$(22,321)	$1,866,004	$1,924,692	$(34,073)	$1,890,619	4.37%	4.37%
Levins	2,169,908	(36,731)	2,133,177	2,212,470	(49,373)	2,163,097	One-month LIBOR + 1.93%	3.74%
Island Pacific Supermarket	1,973,170	(38,416)	1,934,754	2,011,873	(47,655)	1,964,218	One-month LIBOR + 1.93%	3.74%
Dollar General	2,430,065	(58,252)	2,371,813	2,480,276	(76,408)	2,403,868	One-month LIBOR + 1.48%	3.38%
Rite Aid	3,827,722	(108,284)	3,719,438	3,907,849	(140,369)	3,767,480	One-month LIBOR + 1.50%	3.25%
PMI Preclinical	4,305,954	(133,713)	4,172,241	4,394,926	(175,390)	4,219,536	One-month LIBOR + 1.48%	3.38%
EcoThrift	2,765,351	(87,169)	2,678,182	2,825,628	(112,374)	2,713,254	One-month LIBOR + 1.21%	2.96%
GSA	1,881,257	(69,688)	1,811,569	1,921,809	(86,474)	1,835,335	One-month LIBOR + 1.25%	3.00%
PreK San Antonio	5,333,750	(162,337)	5,171,413	5,425,000	(287,794)	5,137,206	4.25%	4.25%
Dinan Cars	2,816,882	(80,630)	2,736,252	2,860,000	(202,635)	2,657,365	One-month LIBOR + 2.27%	4.02%
ITW Rippey, Solar Turbines, Amec Foster	9,855,485	(260,160)	9,595,325	10,054,125	(101,000)	9,953,125	3.35%	3.35%
L-3 Communications	5,471,050	(132,145)	5,338,905	-	-	-	4.50%	4.50%
Gap	3,782,712	(94,783)	3,687,929	-	-	-	4.15%	4.15%
Dollar General Big Spring	632,218	(29,511)	602,707	-	-	-	4.69%	4.69%
Sutter Health	14,665,829	(208,151)	14,457,678	-	-	-	4.50%	4.50%
	$63,799,678	$(1,522,291)	$62,277,387	$40,018,648	$(1,313,545)	$38,705,103

(1)	Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of December 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 9.

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity.

Pursuant to the terms of the mortgage note payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements.

The following summarizes the future principal payments of the Company’s mortgage notes payable as of December 31, 2017:

2018	$1,233,213
2019	3,092,554
2020	1,286,997
2021	23,879,588
2022	25,556,597
Thereafter	8,750,729
Total principal	$63,799,678

Unsecured Credit Facility

On January 13, 2015, the Company (“Borrower”), entered into a credit agreement (the “Unsecured Credit Agreement”) with Pacific Mercantile Bank (“Lender”). The line of credit was completely paid off in January 2016 and no amounts were drawn on the line after January 2016. The Company canceled its line of credit with Pacific Mercantile Bank in June 2016.

The following is a reconciliation of the components of interest expense:

	Year ended December 31,
	2017	2016
Mortgage Payable
Interest expense (1)	$2,374,297	$616,617
Amortization of deferred financing costs	303,044	127,865
Unrealized gain on interest rate swaps (see Note 9)	(228,533)	(73,919)
Unsecured Credit Facility
Interest expense incurred	-	39,779
Amortization of deferred financing costs	-	12,250
Sales Deposit Liability (see Note 5)	55,002	45,530

Total interest expense	$2,503,810	$768,122

(1)	Includes $108,293 and $145,836 for the year ended December 31, 2017 and 2016, respectively, of monthly payments to settle the Company’s interest rate swaps and $3,913 and $13,709 of accrual interest payable at December 31, 2017 and 2016, respectively, representing the unsettled portion of the interest rate swaps for the period from the most recent settlement date through December 31, 2017 and 2016, respectively.

NOTE 9. INTEREST RATE SWAP DERIVATIVES

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

During 2016, the Company (or its wholly owned LLCs) entered into interest rate swap agreements with notional amounts relating to eight mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2017 and 2016. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

Derivative Instruments	Number of Instruments	Notional Amount (1)	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swaps
2017	8	$22,170,310	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	3.35 years
2016	8	$22,871,000	One-month LIBOR/Fixed at 1.21%-2.28%	3.28%	4.17 years

(1)	The notional amount of the Company’s swaps are reduced monthly to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,546,330.

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the consolidated balance sheet as of December 31, 2017 and 2016.

		December 31, 2017		December 31, 2016
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Assets: Interest rate swap derivatives, at fair value	7	$321,450	5	$180,759
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	1	$(18,998)	3	$(106,840)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. None of the Company’s derivatives at December 31, 2017 or 2016 were designated as hedging instruments, therefore the net unrealized gain recognized on interest rate swaps of $228,533 and $73,919 was recorded as a reduction in interest expense (Note 8).

NOTE 10. FAIR VALUE DISCLOSURES

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

Cash and cash equivalents; restricted cash; tenant receivables, net; due from affiliates; purchase and other deposits; other assets; and accounts payable; accrued expenses and other liabilities; sales deposit liability; share repurchase payable; and due to affiliates:  These balances approximate their fair values due to the short maturities of these items.

Derivative Instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of December 31, 2017 and 2016:

December 31, 2017			December 31, 2016
Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
$63,799,677	$62,277,387	$62,258,532	$40,018,648	$38,705,103	$38,153,219

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

During the year ended December 31, 2017 and 2016, the Company measured the following assets and liabilities at fair value (in thousands):

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivatives		$
2017	$238,330		-	$238,330	-
2016	$73,918		-	$73,918	-

NOTE 11. RELATED PARTY TRANSACTIONS

The Company paid its independent trust managers for services rendered. The amount paid was $134,000 and $61,000 for the years ended December 31, 2017 and 2016, respectively.

The costs incurred by the Company pursuant to the Advisory Agreement for the years ended December 31, 2017 and 2016 as well as the related amounts payable or receivable as of December 31, 2017 and 2016 are included in the table below. The amounts payable or receivable are presented in the consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

Summarized below are descriptions of the related party transactions provided for in the Advisory Agreement that may be applicable to the Company in this stage of their life cycle.

	Year ended December 31, 2017	December 31, 2017		Year ended December 31, 2016	December 31, 2016
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Acquisition fees	$-	$-	$-	$778,137	$-	$-
Asset management fees	758,555	-	3,513	404,561	-	43,993
Other operating expense reimbursement	102,080	-	47,948	-	-	-
Disposition fees*	-	-	-	30,000	-	-
Fees to affiliates	860,635			1,212,698

Property management fees **	98,246	-	-	21,267	-	21,267
Reimbursable organizational and offering expenses	173,281	-	57	1,514,688	-	41,797
Capitalized:
Acquisition fees	671,270	-	-	375,391	48,950	-
Financing coordination fees	100,156	-	-	383,790	-	137,800
Other:
Due to advisor for costs advanced (2)	-	-	-	223,317	-	270,372
Due to other - SSLFO (1)	-	-	-	-	-	100,477
Due to NNN (2)	-	-	-	28,571	-	28,571
Due from NNN (3)	17,269
		$-	$51,518		$48,950	$644,277

* Disposition fees for the year ended December 31, 2017 are presented as a reduction of gain on sale of real estate investment property (see Note 6).

** Property management fees are presented as property expenses in the consolidated statements of operations.

(1) These costs were incurred by SSLFO, an affiliate of the Sponsor, in connection with the organization and offering of the Company’s shares.

(2) These costs were incurred in connection with the potential acquisition of a property by RW Holdings NNN REIT Inc. The property was acquired by the Company. Therefore, the Company has a payable to RW Holdings NNN REIT, Inc.

(3) This amount was the result of a bank error. The monthly interest payment that was due on RW Holdings NNN REIT’s unsecured line of credit was withdrawn from the Company’s bank account rather than from RW Holdings NNN REIT’s bank account.

Organization and Offering Costs

During the Offering, pursuant to the Advisory Agreement, the Company is obligated to reimburse the Sponsor or its affiliates for organization and offering costs (as defined in the Advisory Agreement) paid by the Sponsor on behalf of the Company. The Company will reimburse the Sponsor for organizational and offering expenses up to 3.0% of gross offering proceeds. The Sponsor and affiliates will be responsible for any organization and offering costs related to the Offering to the extent they exceed 3.0% of gross offering proceeds from the Offering. As of December 31, 2017, the Sponsor has incurred organization and offering expenses of $2,796,198 which is in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company receives gross offering proceeds from future share sales, including sales pursuant to the Plan, the Company will be obligated to reimburse the Sponsor. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Sponsor is uncertain.

As of December 31, 2017 and 2016, the Company has reimbursed the Sponsor $2,687,407 and $2,514,070, respectively, in organizational and offering costs. The Company’s maximum liability for organization and offering costs through December 31, 2017 and 2016 was $2,687,350 and $2,555,866, respectively, of which $41,797 remained payable as of December 31, 2016.

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

Asset Management Fees

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

Financing Coordination Fees

Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if an Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a Property, then the Company shall pay to the Advisor or such Affiliate a financing coordination fee equal to 1.0% of the amount of such financing.

Property Management Fees

If an Advisor or an Affiliate provides a substantial amount of the property management services (as determined by a majority of the independent trust managers) for the Company’s properties, then Company shall pay to the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.

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

Leasing Commission Fees

If an Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the independent trust managers) in connection with the Company’s leasing of a property or properties to unaffiliated third parties, then the Company shall pay to the Advisor or such Affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission.

Other Operating Expense Reimbursement

Under our declaration of trust, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (2%/25% Limitation). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Audit Committee. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (g) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Operating expenses for the four fiscal quarters ended December 31, 2017 and 2016 did not exceeded the 2%/25% Limitation.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on the Sponsor and the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company would be required to obtain such services from other sources.

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

Tenant Improvements

Pursuant to lease agreement, the Company has an obligation to pay for $553,088 in tenant improvements to be incurred by tenants at December 31, 2017. At December 31, 2017, the Company had $462,140 of restricted cash held by a lender to fund the tenant improvements for one property.

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

The U.S. Securities and Exchange Commission (the “SEC”) is conducting an investigation related to the advertising and sale of securities by the Company in connection with the Offering. The investigation is a non-public fact finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to the Company and the Offering. The SEC’s investigation is ongoing. The Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company’s financial statements.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Distributions

On January 25, 2018, the Company’s board of trust managers declared dividends based on daily record dates for the period October 1, 2017 through December 31, 2017 at a rate of $0.0020380 per share per day, or $1,566,932, on the outstanding shares of the Company’s common stock, which the Company paid on January 25, 2018. Of the $1,566,932 dividend, $1,085,126 was reinvested through the Company’s dividend reinvestment plan.

Redeemable common stock

For the period from January 1, 2018 through March 31, 2018, the Company redeemed 61,211 shares of Common Stock for $612,105.

Rich Uncles Real Estate Investment Trust I

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2017

							Initial Cost to Company			Costs Capitalized	Gross Amount at which Carried at Close of Period			Accumulated
Description	Location	Ownership Percentage		Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings and Improvements (1)	Total	Subsequent to Acquisition	Land	Buildings and Improvements (1)	Total	Depreciation and Amortization	Net
Chase Bank & Great Clips	Antioch, CA	100%		1998	8/22/2014	$1,888,325	$649,633	$3,178,601	$3,828,234	$-	$649,633	$3,178,601	$3,828,234	$(1,076,476)	$2,751,758
Chevron Gas Station	San Jose, CA	100%		1964	5/29/2015	-	1,844,383	930,617	2,775,000	-	1,844,383	930,617	2,775,000	(101,752)	2,673,248
Levins	Sacramento, CA	100%		1970	8/19/2015	2,169,908	598,913	3,151,087	3,750,000	-	598,913	3,151,087	3,750,000	(505,588)	3,244,412
Chevron Gas Station (2)	Roseville, CA	100	%(2)	2003	9/30/2015	-	602,375	2,197,625	2,800,000	-	602,375	2,197,625	2,800,000	(219,004)	2,580,996
Island Pacific Supermarket	Elk Grove, CA	100%		2012	10/1/2015	1,973,170	958,328	2,761,672	3,720,000	-	958,328	2,761,672	3,720,000	(378,425)	3,341,575
Dollar General	Bakersfield, CA	100%		1952	11/11/2015	2,430,065	2,218,862	3,102,725	5,321,587	-	2,218,862	3,102,725	5,321,587	(408,084)	4,913,503
Rite Aid	Lake Elsinore, CA	100%		2008	12/7/2015	3,827,722	2,049,596	5,582,136	7,631,732	-	2,049,596	5,582,136	7,631,732	(487,088)	7,144,644
PMI Preclinical	San Carlos, CA	100%		1974	12/9/2015	4,305,954	2,940,133	5,979,867	8,920,000	-	2,940,133	5,979,867	8,920,000	(419,772)	8,500,228
EcoThrift	Sacramento, CA	100%		1982	3/17/2016	2,765,351	1,594,857	3,433,865	5,028,722	-	1,594,857	3,433,865	5,028,722	(433,952)	4,594,770
GSA (MSHA)	Vacaville, CA	100%		1987	4/5/2016	1,881,257	286,380	3,168,497	3,454,877	-	286,380	3,168,497	3,454,877	(250,342)	3,204,535
PreK San Antonio	San Antonio, TX	100%		2014	4/8/2016	5,333,750	509,476	12,935,515	13,444,991	-	509,476	12,935,515	13,444,991	(1,559,903)	11,885,088
Dollar Tree	Morrow, GA	100%		1997	4/22/2016	-	255,989	1,199,011	1,455,000	47,722	255,989	1,246,733	1,502,722	(158,038)	1,344,684
Dinan Cars	Morgan Hill, CA	100%		2001	6/21/2016	2,816,882	724,994	4,581,006	5,306,000	-	724,994	4,581,006	5,306,000	(586,186)	4,719,814
ITW Rippey	El Dorado, CA	100%		1998	8/18/2016	3,482,063	429,668	6,155,852	6,585,520	-	429,668	6,155,852	6,585,520	(405,298)	6,180,222
Solar Turbines	San Diego, CA	100%		1985	7/21/2016	3,104,223	3,081,332	2,789,586	5,870,918	-	3,081,332	2,789,586	5,870,918	(275,863)	5,595,055
Amec Foster	San Diego, CA	100%		1985	7/21/2016	3,269,199	3,551,615	2,631,320	6,182,935	1,165,927	3,551,615	3,797,247	7,348,862	(306,966)	7,041,896
Dollar General Big Spring	Big Spring, TX	100%		2015	11/4/2016	632,218	337,204	937,401	1,274,605	-	337,204	937,401	1,274,605	(34,171)	1,240,434
Gap	Rocklin, CA	100%		1998	12/1/2016	3,782,712	1,661,831	6,224,989	7,886,820	-	1,661,831	6,224,989	7,886,820	(332,733)	7,554,087
L-3 Communications	San Diego, CA	100%		1984	12/23/2016	5,471,050	2,504,578	8,918,971	11,423,549	337,057	2,504,578	9,256,028	11,760,606	(367,270)	11,393,336
Sutter Health	Rancho Cordova, CA	100%		2009	03/15/2017	14,665,829	2,172,442	24,954,448	27,126,890	-	2,172,442	24,954,448	27,126,890	(917,425)	26,209,465
Walgreens	Santa Maria, CA	100%		2001	06/29/2017	-	924,368	4,191,137	5,115,505	-	924,368	4,191,137	5,115,505	(62,585)	5,052,920

						$63,799,678	$29,896,957	$109,005,928	$138,902,885	$1,550,706	$29,896,957	$110,556,634	$140,453,591	$(9,286,921)	$131,166,670

(1)	Building and improvements include tenant origination and absorption costs
(2)	The Company owns an undivided 70.14% interest through a tenancy in common agreement that was entered into in March 2016.

Notes:

•	The aggregate cost of real estate for federal income tax purposes was approximately $136,000,000 (unaudited) as of December 31, 2017.
•	Real estate investments (excluding land) are depreciated over their estimated useful lives. Their useful lives are generally 15-52 years for buildings, 5-21 years for site/building improvements, the shorter of 15 years or remaining contractual lease term for tenant improvements and the remaining contractual lease term with consideration as to above- and below-market extension options for above- and below-market lease intangibles.

Rich Uncles Real Estate Investment Trust I

Schedule III

Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2017 and 2016

The following table summarizes our real estate and accumulated depreciation and amortization for the years ended December 31,:

	2017	2016
Real estate investments:
Balance at beginning of year	$109,260,489	$41,346,556
Acquisitions	32,291,338	67,913,933
Improvements to real estate	1,501,764	-
Dispositions	(2,600,000)	-
Balance at end of year	$140,453,591	$109,260,489

Accumulated depreciation and amortization:
Balance at beginning of year	$(3,797,990)	$(713,268)
Depreciation and amortization expense	(5,645,451)	(3,084,722)
Dispositions	156,520	-
Balance at end of year	$(9,286,921)	$(3,797,990)

The reconciliation of real estate depreciation and amortization expense to total depreciation and amortization expense for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Real estate depreciation and amortization	$5,645,451	$3,084,722
Website amortization	-	50,257
	$5,645,451	$3,134,979

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on March 30, 2018.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

By:	/s/ HAROLD HOFER
Harold Hofer
Chief Executive Officer and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ HAROLD HOFER	Chief Executive Officer, President and Director	March 30, 2018
Harold Hofer	(principal executive officer)

/s/ JOHN H. DAVIS	Chief Financial Officer	March 30, 2018
John H. Davis	(principal financial officer and accounting officer)
/s/ RAYMOND WIRTA	Chairman of the Board	March 30, 2018
Raymond Wirta
s/ JEFFREY RANDOLPH	Director	March 30, 2018
Jeffrey Randolph

/s/ JONATHAN PLATT	Director	March 30, 2018
Jonathan Platt

/s/ DAVID FEINLEIB	Director	March 30, 2018
David Feinleib

/s/ VIPE DESAI	Director	March 30, 2018
Vipe Desai

/s/ JOHN WANG	Director	March 30, 2018
John Wang