Form 10-K/A
period 2017-12-31
Rich Uncles Real Estate Investment Trust I
filed 2018-04-27
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-55623

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

(Exact Name of Registrant as Specified in Its Charter)

Maryland	37-6511147
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3090 Bristol Street, Suite 550 Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

(855) 742-4862

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

While there is no established market for the Registrant’s shares of common stock, the shares of common stock issued pursuant to the Registrant’s dividend reinvestment plan is $10.66 per share.

There were approximately 8,136,175 shares of common stock held by non-affiliates as of March 31, 2018, the last business day of the Registrant’s most recently completed first fiscal quarter.

As of April 11, 2018, there were 8,500,527 outstanding shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference:

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) originally filed on April 2, 2018 (the “Original Filing”) by Rich Uncles Real Estate Trust I (the “Company,” “we,” or “us”). References to “BrixInvest” mean BrixInvest, LLC (formerly, Rich Uncles, LLC) our advisor and sponsor. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	TRUST MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Trust Managers

We have provided below certain information about our executive officers and trust managers.

Name (1)	Age (2)	Positions
Harold C. Hofer	62	Chief Executive Officer, President and Trust Manager
Raymond E. Wirta	74	Chairman of the Board and Trust Manager
Raymond J. Pacini	62	Executive Vice President, Chief Financial Officer and Treasurer
Jean Ho	50	Chief Operating Officer, Chief Compliance Officer and Secretary
David A. Perduk	51	Chief Investment Officer
Vipe Desai	50	Independent Trust Manager (3)
David Feinleib	43	Independent Trust Manager (3)
Jonathan Platt	32	Independent Trust Manager (3)
Jeffrey Randolph	61	Independent Trust Manager (3)
John Wang	55	Trust Manager

(1)	The address of each executive officer and trust manager listed is 3090 Bristol Street, Suite 550, Costa Mesa, California 92626.
(2)	As of April 15, 2018.
(3)	Member of our audit committee and conflicts committee.

Mr. Harold Hofer. Mr. Hofer has served as our Chief Executive Officer and President and a member of our board of trust managers since 2015, and also serves in that position for BrixInvest and its affiliated REIT programs. Our board of trust managers has concluded that Harold Hofer is qualified to serve as a trust manager and as our President and Chief Executive Officer by reason of his extensive industry and leadership experience. Mr. Hofer is a sponsor of our REIT. Together with Mr. Wirta, he indirectly owns and controls BrixInvest. Mr. Hofer has been a lawyer since 1980 and is an inactive member of the California State Bar. He was formerly owner of Hofer Realty Advisors, a boutique real estate firm that acted as a principal and advised clients in various real estate transactions focused on investments in retail shopping centers. Mr. Hofer is a principal in a private investment fund known as REIT Opportunity Capital Advisors (“ROCA”), which invests in the listed stocks of public REITs. He has participated in real estate transactions, as a principal and as a broker, valued in excess of $2 billion in his 30-year real estate career. Mr. Hofer has extensive underwriting, acquisition and management experience, and has asset managed multi-million dollar portfolios of owned properties. As our Chief Executive Officer and President of BrixInvest, Mr. Hofer is best-positioned to provide our board of trust managers with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of BrixInvest, Mr. Hofer brings to our board of trust managers demonstrated management and leadership ability. Mr. Hofer has been employed by BrixInvest, which was also formerly known as Nexregen, LLC, since it was founded in 2007, during which time he has also been engaged independently as a real estate investment sponsor and investor in California, Texas and elsewhere. Mr. Hofer is also a director and an executive officer of the following two public REITs and one private REIT that are affiliates of BrixInvest: RW Holdings NNN REIT, Inc.; Brix Student Housing REIT, Inc. and RW Holdings Institutional REIT, Inc.

Mr. Raymond Wirta. Mr. Wirta has served as our Chairman of the Board and a trust manager since 2015, and also served in that position for BrixInvest and its affiliated REIT programs. Our board of trust managers has concluded that Raymond Wirta is qualified to serve as one of our trust managers by reason of his expertise with real estate-related investments. Mr. Wirta is a sponsor of our REIT. Together with Mr. Hofer, he indirectly owns and controls BrixInvest. Mr. Wirta has been Chairman of the Board of CBRE Group (NYSE:CBG), a global real estate services firm, since 2014 and a Director since 1997 and served as the Chief Executive Officer of its predecessor company, CBRE Services, from 1999 to 2001. From 2009 through the present, he has been Chief Executive Officer of the Koll Company, a West Coast-based real estate investment and development company. He previously served as Chief Executive Officer for Koll Management Services and Bolsa Chica Company during time frames when both were publicly traded real estate companies. Based on these experiences, Mr. Wirta offers us insights and perspective with respect to our real estate portfolio. From 2010 through the present, he has been President of Irvine Company, a privately held California based real estate development company with ownership of 115 million square feet of apartments, office, retail and resorts. As one of our executive officers and a principal of BrixInvest, Mr. Wirta is also able to direct our board of trust managers to the critical issues facing the Company. Mr. Wirta is also a director and an executive officer of the following two public REITs and one private REIT that are affiliates of BrixInvest: RW Holdings NNN REIT, Inc.; Brix Student Housing REIT, Inc.; and RW Holdings Institutional REIT, Inc.

Mr. Raymond Pacini. Mr. Pacini is our Executive Vice President, Chief Financial Officer and Treasurer, having joined us in April 2018, and also serves in that position for BrixInvest and its affiliated REIT programs. From June 2013 to April 2018, Mr. Pacini was the Chief Financial Officer of Northbound Treatment Services, a privately held company, which treats drug and alcohol addictions. From 1998 to 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (“CALC”), a residential land development and homebuilding company and was the Chief Financial Officer of CALC’s predecessors (Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties, Inc.) from 1992 to 1998. Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand, now known as PricewaterhouseCoopers LLP. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Mr. Pacini has been a National Association of Corporate Directors (“NACD”) Board Leadership Fellow since 2014. Mr. Pacini received his B.A. in Political Science from Colgate University in 1977 and his M.B.A. from Cornell University in 1979. Mr. Pacini has also been an independent director, audit committee chair and the financial expert for Cadiz, Inc., a land and water resource development public company since 2005. Mr. Pacini is also an executive officer of the following two public REITs and one private REIT that are affiliates of BrixInvest: RW Holdings NNN REIT, Inc.; Brix Student Housing REIT, Inc.; and RW Holdings Institutional REIT, Inc.

Ms. Jean Ho. Ms. Ho has been our Chief Operating Officer, Chief Compliance Officer and Secretary since November 2017, and also serves in that position for BrixInvest and its affiliated REIT programs. Ms. Ho previously served as our Chief Financial Officer and Chief Compliance Officer from January 2016 to November 2017. Ms. Ho is also an adjunct professor of taxation at California State University, Fullerton’s Mihaylo College of Business and Economics. From 2010 through 2015, Ms. Ho served as the Chief Operating Officer and Chief Financial Officer of Soteira Capital, LLC, a southern California-based registered investment adviser with approximately $250 million under management that serves investment companies, pooled investment vehicles, pension and profit sharing plans, high net worth individuals, private foundations and charitable organizations. Prior to her service at Soteira Capital, Ms. Ho served as the Chief Financial Officer of MKA Capital Advisors, LLC, a manager of an approximately $750 million private real estate investment fund, and prior to that, as a Director at BridgeWest, LLC, a $500 million family office. Prior to entering private practice, she was employed by KPMG LLP, specializing in real estate, financial services, and personal financial planning. Ms. Ho has also been a member of the California State Bar since 1996 and a licensed Certified Public Accountant in California since 1992. Ms. Ho is also an executive officer of the following two public REITs and one private REIT that are affiliates of BrixInvest: RW Holdings NNN REIT, Inc.; Brix Student Housing REIT, Inc.; and RW Holdings Institutional REIT, Inc.

Mr. David A. Perduk. Mr. Perduk is our Chief Investment Officer, having joined us in January 2016, and also serves in that position for BrixInvest and its affiliated REIT programs. In January 2015, Mr. Perduk founded and is the President of Newport Net Lease, Inc., a corporation that specialized in the acquisition and disposition of single tenant net lease investment properties nationwide. Mr. Perduk was the Senior Executive of the National Net Lease Property Group of CBRE from October 2005 through December 2014. Prior to joining CBRE, he was a Vice President at JP Morgan Chase in the Treasury and Security Services Division. Mr. Perduk has a State of California real estate brokers license and is a member of the International Council of Shopping Centers. Mr. Perduk has a Bachelor of Science degree in Industrial Technology from California Polytechnic State University San Luis Obispo. Mr. Perduk is also an executive officer of the following two public REITs and one private REIT that are affiliates of BrixInvest: RW Holdings NNN REIT, Inc.; Brix Student Housing REIT, Inc.; and RW Holdings Institutional REIT, Inc.

Mr. Vipe Desai. Mr. Desai has served as a member of our board of trust managers since 2015. Our board of trust managers has concluded that Mr. Desai is qualified to serve as an independent trust manager for reasons including his extensive knowledge and understanding of marketing and branding. Mr. Desai has spent the majority of his professional career in the action sports industries. From 1993 to 1998, Mr. Desai owned and operated H2O Surf and Snowboard Shop in Orange County, CA. This professional experience exposed Mr. Desai to action sports industries and provided him with valuable knowledge regarding marketing and brand awareness vis-à-vis action sports enthusiasts. In 2000, Mr. Desai founded Propaganda HQ (“PHQ”), which he continues to manage. PHQ is a youth brand consulting agency which assists its clients in developing brand strategies, event production, social media marketing and digital marketing. PHQ’s clients have included Red Bull, Monster Energy, DaimlerChrysler, Surfrider Foundation, Billabong, DaKine, Electric Eyewear, Nixon Watches, O’Neill, Reef, HBO, and Ball Park Franks. From 2009 to 2010, Mr. Desai also held senior marketing positions with Monster Energy and TransWorld Media. While at Monster Energy, Mr. Desai was responsible for sponsored athlete relations, events and brand partnerships worldwide. Mr. Desai is the founder and director of project BLUE (www.betruetoblue.com), a consortium of leading surf apparel companies which produce complementary lines of premium “project BLUE” products, with a portion of the sales proceeds being directed to the Surfrider Foundation and the SIMA Environmental Fund. Mr. Desai is a current or past board member of various charitable organizations, including project BLUE, the SIMA Humanitarian Fund, the Rob Dyrdek Foundation, the Surfrider Foundation and Life Rolls On. Mr. Desai brings a unique perspective on the “branding” of our REIT’s investment products, including web site design, public relations and marketing. He is a graduate of Point Loma Nazarene University. Mr. Desai is also an independent director of RW Holdings NNN REIT, Inc., a public REIT that is an affiliate of BrixInvest.

Mr. David Feinleib. Mr. Feinleib has served as a member of our board of trust managers since 2015. Our board of trust managers has concluded that Mr. Feinleib is qualified to serve as an independent trust manager by reason of his expertise in management and data analytics. From 2011 through the present, Mr. Feinleib has served as the Managing Director of The Big Data Group and, from 2013 through the present, as Founder and CEO of Content Analytics, Inc. The Big Data Group provides strategy consulting to leading technology buyers and vendors to unlock the value of their data assets. Content Analytics, a leader in E-Commerce analytics, helps major brands and retailers optimize the “Findability” and “Shopability” of their products online. Mr. Feinleib’s Big Data Landscape has been viewed more than 200,000 times and is used as a reference by Intel, Dell, VMWare, and the US Government, among others. His book Big Data Bootcamp is available from Apress in the United States. Mr. Feinleib has been quoted by Business Insider and CNET, and his writing has appeared on Forbes.com and in Harvard Business Review China. From 2006 to 2011, Mr. Feinleib was a general partner at Mohr Davidow Ventures, where he led investments in Software as a Service (“SaaS”) companies, including Infusion Software, which completed a $55M Series D round of funding led by Bain Capital Ventures, Goldman Sachs, and others in 2014. From 2001 to 2003, Mr. Feinleib co-founded Consera Software and worked as Vice President of Products, which was acquired by HP, and from 2004 to 2012, co-founded Likewise Software and served as Director, which was acquired by EMC. A lifelong entrepreneur, Mr. Feinleib taught himself how to program and joined Microsoft at age 16. Mr. Feinleib holds a Bachelor of Arts degree from Cornell University and an MBA from the Graduate School of Business at Stanford University. He is an avid violinist and a four-time Ironman distance finisher. Mr. Feinleib is also an independent director of RW Holdings NNN REIT, Inc., a public REIT that is an affiliate of BrixInvest.

Mr. Jonathan Platt. Mr. Platt has served as a member of our board of trust managers since 2015. Our board of trust managers has concluded that Mr. Platt is qualified to serve as an independent trust manager by reason of his experience as a real estate lawyer, investor and manager. Mr. Platt has more than three years’ relevant experience in the real estate business. Mr. Platt is a principal in Kingstone Properties, founded in 2011, serving as both counsel and its chief financial officer. Kingstone Properties is a full service commercial real estate firm, specializing in investments and property management. Mr. Platt is also a partner in Platt Law Group, LLP, a real estate law firm founded in 2011. Prior to joining Kingstone Properties, Mr. Platt briefly served as a financial analyst at LSA, working on transactions including municipal securities stripping, HUD multi-family refinancings, real estate loan syndication and special situations. Mr. Platt received his J.D. from the Benjamin N. Cardozo School of Law, where he served as an editor on the Cardozo Public Law, Policy & Ethics Journal, and he is an active member of the State Bar of California since 2010. He received his bachelor’s degree in finance, graduating cum laude, from Sy Syms School of Business at Yeshiva University. He is also a licensed real estate broker in California. Mr. Platt is also an independent director of RW Holdings NNN REIT, Inc.; a public REIT that is an affiliate of BrixInvest.

Mr. Jeffrey Randolph. Mr. Randolph has served as a member of our board of trust managers since 2015. Our board of trust managers has concluded that Mr. Randolph is qualified to serve as an independent trust manager by reason of his extensive experience in investment management. From 2002 through 2007 and then again from 2010 through March 2017 (now retired), Mr. Randolph was a Principal of and served as Chief Financial Officer and Chief Compliance Officer for Affinity Investment Advisors, LLC, a firm specializing in U.S. stock exchange investments. In 2007, Affinity was purchased by Morgan Stanley Investment Management. From 2007 through 2010, Mr. Randolph served as Managing Director for Morgan Stanley and its wholly owned subsidiary Van Kampen Investments. His role included supporting the firm’s domestic and international investment clients. Toward the end of 2010, Mr. Randolph was part of the decision to re-launch Affinity as an independent entity to capitalize on the increasing investor interest in boutique management firms. Mr. Randolph brings 25 years of investment experience to our REIT. His previous work experience includes serving as a Principal at Avalon Financial Group Inc., Chief Financial Officer for Bonutto-Hofer Investments and Vice President at Security Pacific National Bank. Mr. Randolph received his Bachelor of Arts degree in Business Finance from California State University, Long Beach in 1978. Mr. Randolph is also an independent director of the following two public REITs that are affiliates of BrixInvest: RW Holdings NNN REIT, Inc. and Brix Student Housing REIT, Inc.

Mr. John Wang. Mr. Wang has served as a member of our board of trust managers since 2015. Our board of trust managers has concluded that Mr. Wang is qualified to serve as a trust manager by reason of his extensive real estate experience. Mr. Wang is the President and founding member of Pacific Coast Realty Services, Inc., and chairman of VenQuest Hotel Group, which owns and manages a portfolio of hotels and commercial properties throughout the U. S. for the past 25 years. He has been instrumental in the formation, development and direct investment of over thirty companies since 1988. Mr. Wang is a former board member of General Bank, a Los Angeles based financial institution with over $3 billion in assets. He was actively involved in the strategic planning and growth of the bank and was instrumental in the bank’s formation of GBC Venture Capital in 1998. He was a member of the executive loan committee and community reinvestment committee. He was the principal strategist in the merger of General Bancorp with Cathay Bank in 2003. Mr. Wang is also one of the owners of BrixInvest and, accordingly, is not considered to be an independent trust manager. For the past five years, Mr. Wang has acted as a private investor. In 2001, Mr. Wang was appointed by the former President of Taiwan to serve as a member of the Taiwan Parliament from 2001 to 2004. As member of the Senate Foreign Relations Committee, he participated and led several delegations on diplomatic and trade missions around the world for Taiwan. He is currently a member of the advisory board for the Taiwan Parliament. Mr. Wang is also a director of RW Holdings NNN REIT, Inc., a public REIT that is an affiliate of BrixInvest.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s trust managers, executive officers and any persons beneficially owning more than 10% of any registered class of our equity securities (collectively, the “insiders”) to report their initial ownership of those securities and most changes in that ownership to the Securities and Exchange Commission (the “SEC”). To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company by the insiders or written representations from the insiders that no other reports were required with respect to the year ended December 31, 2017, all insiders timely filed all Section 16(a) reports required to be filed by them for 2017, with the exception of the following reports that were not filed timely:

•	a Form 3 filing by each of Mr. Perduk, the Company’s Chief Investment Officer, and Mr. John H. Davis, the Company’s former Chief Financial Officer, to report the ownership of 559 and zero shares, respectively, of our common stock at the time of their respective appointment as an officer of the Company in December 2017 and October 2017, respectively; and

•	a Form 3 filing by each of Mr. Perduk, the Company’s Chief Investment Officer, and Mr. John H. Davis, the Company’s former Chief Financial Officer, to report the ownership of 559 and zero shares, respectively, of our common stock at the time of their respective appointment as an officer of the Company in December 2017 and October 2017, respectively; and

Code of Business Conduct and Ethics

In 2017, our board of trust managers approved and adopted our Code of Business Conduct and Ethics (the “Code”) which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2016. The Code is also posted in the Corporate Governance section of our website at www.richuncles.com. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Corporate Governance section of our website.

The Audit Committee

Our board of trust managers has established an audit committee. Our audit committee’s function is to assist our board of trust managers in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, and (iv) our independent auditors’ qualifications, performance and independence. The members of the audit committee are Jeffrey Randolph (Chairman), Vipe Desai, David Feinleib and Jonathan Platt. All of the members of the audit committee are “Independent Trust Managers” as defined by our charter and are “independent” as defined by the New York Stock Exchange and applicable rules of the SEC. All members of the audit committee are financially literate, and our board of trust managers has determined that Mr. Randolph satisfies the SEC’s requirements for an “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, BrixInvest and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions, and Trust Managers Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to BrixInvest and its affiliates.

Compensation of Trust Managers

If a trust manager is also one of our executive officers, we do not pay any compensation to that person for services rendered as a trust manager. We pay each of our independent trust managers and our sole non-independent non-officer trust manager, John Wang, for attending meetings as follows: (i) 500 shares of common stock for each board of trust managers meeting attended; (ii) 500 shares of common stock for each committee meeting attended; and (iii) 100 shares of common stock for each vote with respect to any potential acquisition outside of votes in the course of a board of trust managers meeting. We also pay Jeffrey Randolph an additional 300 shares of common stock per fiscal quarter for his serve as Chairman of the conflicts committee and audit committee of the board of trust managers. All trust managers receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of trust managers.

The following table sets forth information regarding compensation of our trust managers during 2017:

For the year ended December 31, 2017, we paid our trust managers as follows:

Name (1)	Stock Awards ($)(2)
David Feinleib	$18,000
Vipe Desai	$28,000
Jonathan Platt	$28,000
Jeffrey Randolph	$37,000
John Wang	$23,000

(1)	Mr. Hofer, the Company’s Chief Executive Officer, and Mr. Wirta, the Company’s Chairman of the Board, do not received any compensation for their services as trust managers.

(2)	The amounts in this column represent the aggregate fair value of each annual equity award on its grant date, computed in accordance with ASC Topic 718. We valued the stock awards as of the grant date by the offering price per share of our common stock on that date (which was $10.00) by the number of shares of stock awarded. The shares issued to trust managers are restricted securities issued in private transactions in reliance on an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and we have not agreed to file a registration statement with respect to registration of the shares to the trust managers. The trust managers will be able to resell their shares to us pursuant to our share repurchase plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

As of April 11, 2018, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. The following table shows, as of April 11, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) each of our trust managers and executive officers; and (2) all of our trust managers and executive officers as a group.

Name (1)	Shares of Common Stock (2)
Harold C. Hofer	11,827*
Raymond E. Wirta	18,864*
Raymond J. Pacini	—
Jean Ho	2,391*
David A. Perduk	—*
Vipe Desai	4,866*
David Feinleib	10,008*
Jonathan Platt	17,050*
Jeffrey Randolph	7,389*
John Wang	3,932*
All trust managers and executive officers as a group	76,327*

*	Less than 1% of the outstanding common stock (as applicable) and none of the shares are pledged as security.

(1)	The address of each named beneficial owner is 3090 Bristol Street, Suite 550, Costa Mesa, CA 92626.

(2)	Based on 8,500,527 shares of common stock outstanding on April 11, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUST MANAGER INDEPENDENCE

Trust Manager Independence

Our charter requires that a majority of our trust managers be “Independent Trust Managers” (as defined in our charter), except at a time when there is a vacancy on our board of trust managers. A copy of our charter is available in the Rich Uncles REIT Corporate Governance section of our website at www.richuncles.com. For purposes of our charter, an Independent Trust Manager is any trust manager who is not associated and has not been associated within the last two years, directly or indirectly, with BrixInvest. A trust manager is deemed to be associated with BrixInvest if he or she: (i) owns an interest in BrixInvest; (ii) is employed by BrixInvest or any of their affiliates; (iii) is an officer or director of BrixInvest; (iv) performs services, other than as a trust manager, for us; (v) is a director for more than three REITs organized or advised by BrixInvest; or (vi) has any material business or professional relationship with BrixInvest or any of their affiliates. For purposes of determining whether or not the business or professional relationship is material, the gross revenue derived by the trust manager from BrixInvest and affiliates shall be deemed material per se if it exceed 5% of the trust manager’s annual gross revenue (derived from all sources) during either of the last two years or net worth (on a fair market value basis). A trust manager is also deemed to be associated with BrixInvest if the trust manager’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law is or has been associated with BrixInvest, any of their affiliates or us.

In addition, although our shares are not listed for trading on any national securities exchange, a majority of the trust managers, and all of the members of the audit committee and conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as being independent, in addition to satisfying certain bright-line criteria, the board of trust managers must affirmatively determine that a trust manager has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

Our board of trust managers has determined that Vipe Desai, David Feinleib, Jonathan Platt and Jeffrey Randolph each qualify as an “Independent Trust Manager” as defined in our charter and satisfies the New York Stock Exchange independence standards. Messrs. Desai, Feinleib, Platt and Randolph also serve as independent members on the Board of Trust Managers of RW Holdings NNN REIT, Inc., and Mr. Randolph also serves as independent member of the Board of Directors of Brix Student Housing REIT, Inc., both entities are affiliated with BrixInvest.

Our Policy Regarding Transactions with Related Persons

Our conflicts committee is required to review and approve all transactions between us and BrixInvest, any of our officers or trust managers or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Business Conduct and Ethics requires our employees and trust managers to be scrupulous in avoiding any action or interest that conflicts with, or gives the appearance of a conflict with, our interests. Our employees and trust managers are required to report potential and actual conflicts to the Chief Compliance Officer, currently Jean Ho, or directly to the conflicts committee, as appropriate.

Certain Transactions with Related Persons

Our Relationship with our BrixInvest.

We have entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”) with BrixInvest. Pursuant to this agreement, BrixInvest provides day-to-day management of our business. Among the services provided by BrixInvest under the terms of the Advisory Agreement are the following:

●	accepting and executing any and all delegated duties from us as a general partner of our operating partnership;

●	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

●	structuring the terms and conditions of our investments, sales and co-ownerships;

●	acquiring real estate investments on our behalf in compliance with our investment objectives and policies;

●	arranging for financing and refinancing of our real estate investments;

●	entering into leases and service contracts for our properties;

●	reviewing and analyzing our operating and capital budgets;

●	assisting us in obtaining insurance;

●	generating an annual budget for us;

●	reviewing and analyzing financial information for each of our assets and our overall portfolio;

●	formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our real estate investments;

●	performing investor-relations services;

●	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

●	engaging in and supervising the performance of our agents, including our registrar and transfer agents;

●	performing administrative and operational duties reasonably requested by us;

●	performing any other services reasonably requested by us; and

●	doing all things necessary to assure its ability to render the services described in the Advisory Agreement.

BrixInvest is subject to the supervision of our board of trust managers and only has such authority as we may delegate to it as our agent. We initially entered our Advisory Agreement with BrixInvest in connection with our registered offering of our common stock and the agreement has been amended and restated at various times thereafter, most recently effective as of August 11, 2017. The Advisory Agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.

The Advisory Agreement entitles BrixInvest to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, and also entitles BrixInvest to reimbursement of organizational and offering costs incurred by BrixInvest on behalf of the Company, such as expenses related to our offerings of common stock, and certain costs incurred by BrixInvest in providing services to the Company. In addition, BrixInvest is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

Summarized below is information about the costs incurred by the Company pursuant to the Advisory Agreement for the year ended December 31, 2017.

Organizational and Offering Costs. Pursuant to the Advisory Agreement, we were obligated to reimburse BrixInvest or its affiliates for organizational and offering expenses paid by BrixInvest on behalf of the Company during our offering for up to 3.0% of gross stock offering proceeds. BrixInvest was responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross stock offering proceeds. As of December 31, 2017, BrixInvest had incurred organizational and offering expenses of $2,796,198 on behalf of the Company, which was in excess of 3.0% of the gross offering proceeds received by the Company. To the extent we have more gross offering proceeds from the dividend reinvestment program, we will be obligated to reimburse BrixInvest. As the amount of future gross offering proceeds is uncertain, the amount we are obligated to reimburse to BrixInvest is uncertain. As of December 31, 2017, we had reimbursed BrixInvest $2,687,407 in organizational and offering costs. Our maximum liability for organizational and offering costs through December 31, 2017 was $2,687,350, of which $57 was payable as of December 31, 2017.

Investor Relations Payroll Expense Reimbursements from BrixInvest. We employ investor personnel that answer inquiries from potential investors regarding the Company and/or its registered offering of shares of common stock. The payroll expense associated with the investor relations personnel is reimbursed by BrixInvest, which considers these payroll costs to be offering expenses.

Acquisition Fees. We pay BrixInvest a fee in an amount equal to 3.0% of our contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property.  However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. Acquisition fees incurred for the year ended December 31, 2017 were $671,270, of which $0 was payable as of December 31, 2017.

Asset Management Fees. We pay to BrixInvest as compensation for the advisory services rendered to the Company a monthly fee in an amount equal to 0.1% of the Company’s total investment value, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee shall be payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of BrixInvest. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as BrixInvest shall determine.

Additionally, to the extent BrixInvest elects, in its sole discretion, to defer all or any portion of its monthly Asset Management Fee, BrixInvest will be deemed to have waived, not deferred, that portion of its monthly Asset Management Fee that is up to 0.025% of the total investment value of the Company’s assets. The total amount of Asset Management Fees incurred in the year ended December 31, 2017 was $758,555, of which $0 was waived. Asset Management Fees payable at December 31, 2017 were $3,513.

Financing Coordination Fee. Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if BrixInvest or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then we shall pay to BrixInvest or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. Financing coordination fees for the year ended December 31, 2017 were $100,156, of which $0 was payable as of December 31, 2017.

Property Management Fees. If BrixInvest or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent trust managers) for the Company’s properties, then we shall pay to BrixInvest or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. We also will reimburse BrixInvest and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. BrixInvest or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. Property management fees for the year ended December 31, 2017 were $98,246, of which $0 was payable as of December 31, 2017.

Disposition Fees. For substantial assistance in connection with the sale of properties, we are required to pay to BrixInvest or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with BrixInvest or its affiliates, the disposition fees paid to BrixInvest or their respective affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. Disposition fees for the year ended December 31, 2017 were $103,020, of which $0 was payable as of December 31, 2017.

Leasing Commission Fees. If a property or properties of the Company becomes unleased and BrixInvest or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the Company’s leasing of the property or properties to unaffiliated third parties, then we are required to pay to BrixInvest or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assists in such leasing services, any compensation paid by us to BrixInvest or any of its affiliates will be reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the year ended December 31, 2017.

Other Operating Expense Reimbursement. Under our charter, total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If we exceed the 2%/25% Limitation, BrixInvest must reimburse us the amount by which the aggregate total operating expenses exceeds the limitation, or we must obtain a waiver from the conflicts committee of our board of trust managers. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organizational and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.

Other operating expense reimbursements for the four fiscal quarters ended December 31, 2017 exceeded the 2%/25% Limitation. The conflicts committee of our board of trust managers approved the operating expenses above the 2%/25% Limitation, as they determined that the relationship of the Company’s operating expenses to average invested assets were justified for the year ended December 31, 2017 given the costs of operating a public company. Other operating expense reimbursements for the year ended December 31, 2017 were $102,080, of which $47,948 was payable as of December 31, 2017.

Non-Solicitation Agreement. On February 8, 2017, we entered into a Non-Solicitation Agreement with BrixInvest in which we agreed not to solicit the employment of any employee of BrixInvest during the 12-month period following any termination of or failure to annually renew the Advisory Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Independent Registered Public Accounting Firm Fees

Set forth below are aggregate fees billed to us for professional accounting services by Squar Milner, LLP, our independent registered public accounting firm, for the year ended December 31, 2017 and Anton & Chia, LLP our independent registered public accounting firm, for the year ended December 31, 2016:

	2017	2016
Audit fees (1)	$196,708	$130,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$196,708	$130,000

(1)	Audit fees billed through April 27, 2018 by Squar Milner, LLP and Anton & Chia, LLP for the year ended December 31, 2017 were $73,500 and $123,208, respectively.

Pre-Approval Policies

In order to ensure that the provision of services by our independent registered public accounting firm does not impair the auditors’ independence, the audit committee (and the independent trust managers of our board of trust managers prior to the establishment of the audit committee in May 2017) pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers (and, prior to the establishment of the audit committee in May 2017, the independent trust managers of our board of trust managers considered) whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

For the years ended December 31, 2017 and 2016, all services rendered by Squar Milner, LLP and Anton & Chia, LLP, respectively, were pre-approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(b) Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed below in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBITS LIST

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K).

Exhibit	Description
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Costa Mesa, State of California, on April 27, 2018.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

By:	/s/ HAROLD HOFER
Harold Hofer
Chief Executive Officer and Trust Manager
(Principal Executive Officer)

