Form 10-Q
period 2018-03-31
Rich Uncles Real Estate Investment Trust I
filed 2018-05-15
CIK 1672754

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

Commission file number: 000-55623

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

(Exact name of registrant as specified in its charter)

California	37-6511147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3090 Bristol Street, Suite 550, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2018, there were 8,394,484 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

MARCH 31, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.
•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by the incurrence of additional secured or unsecured debt.
•	We may not be able to maintain profitability.
•	Cash for distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements or fees paid to our Advisor.
•	We may not generate cash flows sufficient to pay our distributions to shareholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A our Annual Report on Form 10-K for the year ended December 31, 2017.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017

Assets
Real estate investments:
Land	$29,896,957	$29,896,957
Buildings and improvements	98,084,241	97,857,500
Tenant origination and absorption costs	12,699,134	12,699,134
Total real estate investments, cost	140,680,332	140,453,591
Accumulated depreciation and amortization	(10,735,165)	(9,286,921)
Total real estate investments, net	129,945,167	131,166,670
Cash and cash equivalents	5,786,811	5,565,667
Restricted cash	462,140	462,140
Tenant receivables, net	1,439,430	1,494,938
Above-market leases, net	808,352	817,182
Interest rate swap derivatives	532,668	321,450
Other assets	3,984	25,207
Total assets	$138,978,552	$139,853,254

Liabilities and Shareholders’ Equity
Mortgage notes payable, net	$62,054,451	$62,277,387
Accounts payable, accrued and other liabilities	1,754,420	1,254,632
Sales deposit liability (Note 5)	1,000,000	1,000,000
Share repurchase payable	1,171,406	612,099
Below-market leases, net	3,750,967	3,966,008
Due to affiliates	66,200	51,518
Interest rate swap derivatives	—	18,998
Total liabilities	69,797,444	69,180,642

Commitments and contingencies

Redeemable common stock	586,895	586,242

Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 8,409,920 and 8,358,254 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	84,007	83,583
Additional paid-in-capital	82,306,560	82,350,273
Cumulative distributions and net losses	(13,796,354)	(12,347,486)
Total shareholders’ equity	68,594,213	70,086,370
Total liabilities and shareholder’s equity	$138,978,552	$139,853,254

See accompanying notes to condensed consolidated financial statements.

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$2,742,560	$2,392,795
Tenant recoveries	488,658	333,472
Total revenues	3,231,218	2,726,267

Expenses:
Fees to affiliates (Note 9)	285,535	162,201
General and administrative	263,364	149,665
Depreciation and amortization	1,448,244	1,218,074
Interest expense	484,873	461,200
Property expenses	631,138	340,959
Total expenses	3,113,154	2,332,099

Other income – interest income	—	280

Net income	$118,064	$394,448

Net income per share, basic and diluted	$0.01	$0.05

Weighted-average number of common shares outstanding, basic and diluted	8,416,374	8,318,101

Dividends declared per common share	$0.1875	$0.1875

See accompanying notes to condensed consolidated financial statements.

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statement of Shareholders' Equity

Three Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional Paid -in-	Cumulative Distributions and Net	Total Shareholders'
	Shares	Amounts	Capital	Losses	Equity
Balance, December 31, 2017	8,358,254	$83,583	$82,350,273	$(12,347,486)	$70,086,370

Issuance of common stock	108,826	1,021	1,087,238	—	1,088,259
Dividends declared	—	—	—	(1,566,932)	(1,566,932)
Common stock awarded for services	4,051	15	40,403	—	40,518
Repurchase of common stock	(61,211)	(612)	(611,494)	—	(612,106)
Transfer to redeemable common stock	—	—	(559,960)	—	(559,960)
Net income	—	—	—	118,064	118,064

Balance, March 31, 2018	8,409,920	$84,007	$82,306,560	$(13,796,354)	$68,594,213

See accompanying notes to condensed consolidated financial statements.

Rich Uncles Real Estate Investment Trust I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$118,064	$394,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,448,244	1,218,074
Provision for doubtful accounts	40,786	—
Common stock awarded for services	40,518	30,000
Straight-line rents	(100,499)	(155,188)
Amortization of deferred financing costs	86,448	68,258
Amortization of above-market lease	8,830	6,016
Amortization of below-market leases	(215,041)	(219,003)
Unrealized gain on interest rate swap valuation	(230,216)	(85,457)
Expensed organization and offering costs	32,554	32,779
Changes in operating assets and liabilities:
Tenant receivables	115,221	(88,227)
Other assets	21,222	(16,821)
Accounts payable, accrued and other liabilities	284,328	551,947
Due to affiliates	(84,015)	34,909
Net cash provided by operating activities	1,566,444	1,771,735

Cash Flows from Investing Activities:
Acquisition of real estate investment	—	(25,750,000)
Payments of acquisition fees and costs	—	(602,523)
Payment of seller holdback	—	(250,000)
Additions to real estate investment	(11,280)	(53,978)
Net cash used in investing activities	(11,280)	(26,656,501)

Cash Flows from Financing Activities:
Proceeds from mortgage notes payable	—	24,865,612
Repayments of mortgage notes payable	(309,384)	(208,936)
Reimbursement (payments) of deferred financing costs	16,634	(491,049)
Reimbursement (payments) of organization and offering costs	49,509	(32,800)
Repurchase of common stock	(612,106)	(592,518)
Dividends paid to common shareholders	(478,673)	(455,958)
Net cash (used in) provided by financing activities	(1,334,020)	23,084,351

Net increase (decrease) in cash, cash equivalents and restricted cash	221,144	(1,800,415)

Cash, cash equivalents and restricted cash, beginning of period	6,027,807	13,465,152

Cash, cash equivalents and restricted cash, end of period	$6,248,951	$11,664,737

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$634,745	$383,503

Supplemental Schedule of Noncash Investing and Financing Activities:

Increase (decrease) in transfers to redeemable common stock	$(559,960)	$103,586
Increase in share redemptions payable	$(559,307)	$43,019
Reinvested dividends from common shareholders	$1,088,259	$1,092,631
Unpaid real estate investment additions	$215,461	$—
Purchase deposits applied to acquisition of real estates	$—	$1,250,000

See accompanying notes to condensed consolidated financial statements.

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

The Company was formed primarily to invest in single-tenant income-producing corporate properties located in California and that are leased to creditworthy tenants under long-term net leases, however, the Company may invest up to 20% of the net proceeds of its offering in properties located outside of California. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.

The Company holds its investments directly and/or through special purpose wholly-owned limited liability companies or other subsidiaries. The Company holds a 70.14% interest in one property through a tenancy-in-common agreement.

The Company is externally managed by its advisor and sponsor, BrixInvest LLC, formerly Rich Uncles LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer and Ray Wirta, the Company’s Chief Executive Officer and President and Chairman of the Board of Trust Managers, respectively. BrixInvest LLC is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor.

The term of the Advisory Agreement expired on March 8, 2018 and was renewed on a month-to-month basis while the Company’s independent trust managers were reviewing the annual performance of the Advisor prior to any annual renewal, which review was completed on May 11, 2018, and the Advisory Agreement was renewed for an additional year. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisory Agreement is terminable by a majority of the Company’s independent trust managers or the Advisor on 60 days’ written notice with or without cause. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on April 2, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements and accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Restricted Cash

Restricted cash is comprised of funds which are restricted for use as required by certain lenders in conjunction with an acquisition or debt financing.

Other Comprehensive Income (Loss)

For all periods presented, other comprehensive income is the same as net income.

Per Share Data

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2018 and 2017.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as amended, requires an entity to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry specific guidance throughout the Industry Topics of the Codification. This ASU requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide certain additional disclosures. The Company has evaluated each of its revenue streams and their related accounting policies under ASU 2014-09. Rental income and tenant recoveries earned from leasing its real estate properties are excluded from ASU 2014-09 and are assessed with the adoption of the ASU for leases as discussed below. The Company adopted ASU 2014-09 beginning January 1, 2018 and utilized the modified retrospective basis. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, future real estate sales contracts will qualify as sales to noncustomers. The Company will assess and implement any future recognition of gain or loss on sales of properties according to the provisions of ASU 2014-09.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

New Accounting Standards Recently Issued and Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Under ASU 2016-02, the accounting applied by a lessor is largely unchanged from that applied under Topic 840 leases. The large majority of operating leases shall remain classified as operating leases and lessors should continue to recognize rental income for those leases on a straight-line basis over the lease term. ASU 2016-02 may impact the timing, recognition, presentation and disclosures related to the Company’s tenant recoveries earned from leasing its real estate properties, although the Company does not expect a significant impact. ASU 2016-02 is effective for the Company on January 1, 2019. The Company expects to adopt the practical expedients available for implementation under ASU 2016-02. By adopting the practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease and (ii) the lease classification at the adoption date for expired or existing leases. ASU 2016-02 will also require new disclosures within the notes to its consolidated financial statements. The Company is continuing to evaluate the potential impact of adopting ASU 2016-02 and the Company intends to consider industry practice and potential updates to ASU 2016-02.

NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS

	March 31, 2018	December 31, 2017
A. Tenant receivables, net:
Straight-line rent	$1,182,579	$1,082,080
Tenant rent	122,858	301,588
Unbilled tenant recoveries	158,826	93,420
Other	74,281	76,178
	1,538,544	1,553,266
Less allowance for doubtful accounts	(99,114)	(58,328)
Net	$1,439,430	$1,494,938

B. Accounts payable, accrued and other liabilities:
Accounts payable	$216,556	$45,029
Accrued expenses	498,811	205,774
Accrued interest payable	210,777	215,700
Unearned rent	558,170	518,023
Tenant security deposits	270,106	270,273
Total	$1,754,420	$1,254,632

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4. REAL ESTATE INVESTMENTS

The following table provides summary information regarding the Company’s real estate investments as of March 31, 2018:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Teal Estate Investments, Net

Chase Bank & Great Clips	Antioch, CA	8/22/2014	Retail	$3,160,035	$668,200	$(1,106,718)	$2,721,518
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	—	(111,443)	2,663,557
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	—	(558,808)	3,191,192
Chevron Gas Station (See Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	—	(242,895)	2,557,105
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,540	(421,266)	3,298,733
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(456,094)	4,865,493
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,286	(546,731)	7,085,000
PMI Preclinical	San Carlos, CA	12/9/2015	Industrial	8,920,000	—	(471,173)	8,448,827
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(494,504)	4,534,218
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(285,273)	3,169,604
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(1,788,183)	11,656,808
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,295,879	206,844	(181,513)	1,321,210
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(681,243)	4,624,757
Solar Turbines	San Diego, CA	7/21/2016	Office	5,556,726	389,718	(478,988)	5,467,456
Amec Foster	San Diego, CA	7/21/2016	Industrial	7,003,261	485,533	(323,469)	7,165,325
ITW Rippey	El Dorado, CA	8/18/2016	Industrial	6,178,204	407,316	(375,774)	6,209,746
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(41,764)	1,232,841
Gap	Rocklin, CA	12/1/2016	Office	7,220,909	677,191	(412,589)	7,485,512
L-3 Communications	San Diego, CA	12/23/2016	Industrial	10,799,500	961,107	(458,129)	11,302,478
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(1,207,138)	25,919,752
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(91,470)	5,024,035
Total				$127,981,198	$12,699,134	$(10,735,165)	$129,945,167

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Current Acquisitions

There were no acquisitions during the three months ended March 31, 2018.

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

As of March 31, 2018, the future minimum contractual rental income from the Company’s non-cancelable operating leases is as follows:

April 2018 through December 2018	$7,393,136
2019	10,027,621
2020	10,228,801
2021	9,260,672
2022	7,714,989
2023	5,914,111
Thereafter	26,097,425
Total	$76,636,755

Revenue Concentration

For the three months ended March 31, 2018, the following tenants accounted for more than 10% of the Company’s total revenue:

Property and Location	Annualized Base Rent (1)	Percentage of Annualized Base Rent
Sutter Health, Rancho Cordova, CA	$1,920,911	$19.60%

(1)       Effective Annualized Base Rent is calculated based on the monthly base rent at March 31, 2018 for twelve months.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Intangibles

As of March 31, 2018, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,699,134	$872,408	$(5,349,909)
Accumulated amortization	(3,248,171)	(64,056)	1,598,942
Net amount	$9,450,963	$808,352	$(3,750,967)

The intangible assets and liabilities acquired in connection with these acquisitions have a weighted average amortization period of approximately 9.60 years as of March 31, 2018. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
April 2018 through December 2018	$1,175,544	$26,490	$(645,123)
2019	1,567,391	35,320	(860,165)
2020	1,567,392	35,320	(860,165)
2021	1,320,274	35,320	(667,541)
2022	1,239,699	35,320	(667,541)
2023	1,128,431	35,320	(50,432)
Thereafter	1,452,232	605,262	—
Total	$9,450,963	$808,352	$(3,750,967)

Weighted average remaining amortization period	8.3 years	35.5 years	5.3 years

NOTE 5. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY

In March 2016, the Company entered into a tenancy-in-common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense. As of March 31, 2018 and December 31, 2017, sales deposit liability amounted to $1,000,000 at both balance sheet dates. The interest expense recorded as a result of this transaction was $13,751 for each of the three months ended March 31, 2018 and 2017 (see Note 6). The sale will qualify as a sale for financial reporting when the right to require the Company to repurchase the approximate 29.9% interest in the property expires without being exercised.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 6. DEBT

Mortgage Notes Payable

As of March 31, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity
Chase Bank & Great Clips	$1,878,982	$(19,352)	$1,859,630	4.37% fixed	4.37%	2/5/2019
Levins	2,158,735	(33,540)	2,125,195	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	1,963,009	(35,231)	1,927,778	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General	2,416,960	(53,713)	2,363,247	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,806,848	(100,263)	3,706,585	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,282,733	(123,294)	4,159,439	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,749,716	(80,867)	2,668,849	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA)	1,870,731	(64,894)	1,805,837	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,309,696	(152,084)	5,157,612	4.25% fixed	4.25%	12/1/2021
Dinan Cars	2,803,705	(75,538)	2,728,167	One-month LIBOR + 2.27%	4.02%	1/5/2022
ITW Rippey, Solar Turbines, Amec Foster	9,802,538	(252,900)	9,549,638	3.35% fixed	3.35%	11/1/2026
L-3 Communications	5,447,851	(125,359)	5,322,492	4.50% fixed	4.50%	4/1/2022
Gap	3,765,419	(91,281)	3,674,138	4.15% fixed	4.15%	8/1/2023
Dollar General Big Spring	630,208	(27,758)	602,450	4.69% fixed	4.69%	3/13/2022
Sutter Health	14,603,162	(199,768)	14,403,394	4.50% fixed	4.50%	3/9/2024
Total	$63,490,293	$(1,435,842)	$62,054,451

(1)	Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of March 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable) (see Note 7 for information regarding the Company’s derivative instruments).

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table is a summary of future principal payments on the Company’s mortgage notes payable as of March 31, 2018:

April 2018 through December 2018	$923,628
2019	3,092,554
2020	1,286,997
2021	23,879,588
2022	25,556,797
2023	3,964,242
Thereafter	4,786,487
Total	$63,490,293

Interest Expense

The following table is a reconciliation of the components of interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Mortgage notes payable
Interest expense (1)	$614,890	$464,648
Amortization of deferred financing costs	86,448	68,258
Unrealized gain on interest rate swaps (see Note 7)	(230,216)	(85,457)
Sales deposit liability (see Note 5)	13,751	13,751
Total interest expense	$484,873	$461,200

(1)	Includes $(5,094) and $(467) for the three months ended March 31, 2018 and 2017, respectively, of monthly payments to settle the Company’s interest rate swaps and $1,181 and $3,913 of accrued interest payable at March 31, 2018 and December 31, 2017, respectively, representing the unsettled portion of the interest rate swap valuation for the period from the most recent settlement date through March 31, 2018 and December 31, 2017, respectively.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

During 2017, the Company (or wholly owned LLCs) entered into interest rate swap agreements with amortizing notational amounts relating to eight of its mortgage notes payable. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	March 31, 2018
Derivative Instruments	Number of Instruments	Notional Amount (1)	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$22,052,437	One-month LIBOR/Fixed at 2.96%-4.02%	3.42%	3.10 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,546,330

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

		March 31, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	8	$532,668	7	$321,450

	Liability – Interest rate swap derivatives, at fair value	—	$—	1	$(18,998)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at March 31, 2018 nor December 31, 2017 were designated as hedging instruments, therefore the net unrealized gain recognized on interest rate swaps of $230,216 and $85,457 was recorded as a reduction in interest expense for the three months ended March 31, 2018 and 2017, respectively.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, purchase and other deposits, other assets, accounts payable, accrued and other liabilities, sales deposit liability, share repurchase payable, and due to affiliates: These balances approximate their fair values due to the short maturities of these items.

Derivative Instruments: The Company’s derivative instruments are presented at fair value in the condensed consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable as of March 31, 2018 and December 31, 2017:

March 31, 2018			December 31,2017
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$63,490,293	$62,054,451	$62,592,027	$63,799,677	$62,277,387	$62,258,522

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of March 31, 2018 and December 31, 2017 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

As of March 31, 2018 and December 31, 2017, the Company measured the following assets and liabilities at fair value:

Recurring Basis	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Asset – Interest rate swap derivatives	$532,668	$—	$532,668	$—

December 31, 2017:
Asset – Interest rate swap derivatives	$321,450	$—	$321,450	$—
Liability – Interest rate swap derivatives	$(18,998)	$—	$(18,998)	$—

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the three months ended March 31, 2018 and 2017, as well as the related amounts payable or receivable as of March 31, 2018 and December 31, 2017 are included in the table below. The amounts payable or receivable are presented in the condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three months ended			Three months ended
	March 31, 2018	March 31, 2018		March 31, 2017	December 31, 2017
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Asset management fees	$201,969	$—	$—	$162,201	$—	$3,513
Other operating expense reimbursement	—	—	—	—	—	47,948
Reimbursable operating expense	83,566	—	49,566	—	—	—
Fees to affiliates	285,535			162,201

Property management fees *	24,389	—	—	17,866	—	—
Reimbursable organizational and offering expenses	32,554	—	—	32,779	—	57
Capitalized:
Acquisition fees	—	—	—	540,000	—	—
Financing coordination fees	—	—	—	100,156	—	—
Other:
Due to advisor for costs advanced	16,634	—	16,634	15,000	—	—
Total		$—	$66,200		$—	$51,518

*	Property management fees are included in “property expenses” in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.

Organizational and Offering Expenses

During the Company’s offering of its common stock which was terminated in July 2016, the Company was obligated to reimburse the Advisor or its affiliates for organizational and offering expenses paid by the Advisor on behalf of the Company. The Company reimburses the Advisor for organizational and offering expenses up to 3.0% of gross offering proceeds. As of March 31, 2018, the Advisor had incurred organizational and offering expenses of $2,719,961, which amount was in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company receives more gross offering proceeds from future sales of its shares of common stock, including sales pursuant to its dividend reinvestment plan (the “Plan”), the Company will be obligated to reimburse the Advisor for these excess organization and offering expenses. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Advisor is also uncertain.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Through March 31, 2018 and December 31, 2017, the Company has reimbursed the Advisor $2,719,961 and $2,687,407, respectively, for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through March 31, 2018 and December 31, 2017 was $2,719,961 and $2,687,464, respectively, of which $0 and $57 remained payable at March 31, 2018 and December 31, 2017, respectively.

Acquisition Fees

The Company pays the Advisor an acquisition fee in an amount equal 3.0% of Company’s contract purchase price of its properties. The total of all acquisition fees and acquisition costs must be reasonable and not exceed 6.0% of the contract price of the properties.  However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in an acquisition transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.

Asset Management Fee

The Company pays the Advisor as compensation for the advisory services rendered, a monthly fee in an amount equal to 0.05% of the Company’s Average Invested Assets, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee is payable monthly on the last day of such month, or the first business day following the last day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

Financing Coordination Fee

Other than with respect to any mortgage or other financing related to a property that is concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company will pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing.

Property Management Fees

If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent trust managers) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.

Disposition Fees

For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Company’s Advisor or its affiliates, the disposition fees paid to its Advisor, its affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Leasing Commission Fees

If the Advisor or any of its affiliates provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the Company’s leasing of its properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission.

Other Operating Expense Reimbursement

Total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s conflicts committee, which is comprised of its independent trust managers. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including Asset Management Fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in net asset value (“NAV”) per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property. The Company’s reimbursable operating expenses for the three months ended March 31, 2018 and 2017 were $83,566 and $0, respectively, of which $49,566 and $47,948 remained payable at March 31, 2018 and December 31, 2017, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on the Advisor for certain services that are essential to the Company, including the sale of the identification, evaluation, negotiation, origination, acquisition and disposition of real estate property investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide the respective services, the Company will be required to obtain such services from other sources.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Tenant Improvements

Pursuant to lease agreement, the Company has an obligation to pay for $553,088 in tenant improvements to be incurred by tenants at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017, the Company had $462,140 of restricted cash held by a lender on both balance sheet dates to fund tenant improvements for one property.

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

The SEC is conducting an investigation related to the advertising and sale of securities by the Company and its affiliated REITs in connection with their respective stock offerings. The investigation is a non-public fact-finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to these offerings. The SEC’s investigation is ongoing and the Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Distributions

On April 24, 2018, the Company’s board of trust managers declared dividends based on daily record dates for the period January 1, 2018 through March 31, 2018 at a rate of $0.002083 per share per day, or $1,574,919, on the outstanding shares of the Company’s common stock, which the Company paid on April 25, 2018. Of the $1,574,919 dividend, $1,040,365 was reinvested through the Company’s Plan.

Repurchase of Common Stock

For the period from April 1, 2018 through May 4, 2018, the Company repurchased 106,043 shares for $1,130,415 under the terms of its stock repurchase program.

Pending Dispositions

On May 4, 2018, the Company entered into a purchase agreement with a potential buyer for the sale of the Company’s investment in the Chevron Gas Station located at 623 S Winchester Blvd. in San Jose, CA. Under this agreement, the Company would sell the Chevron Gas Station property for $3.8 million. The potential sale is subject to standard due diligence including the buyer’s satisfaction with title, physical condition of the property, compliance with state and local laws regarding energy conservation and safety, tenant financial condition, likelihood of continued occupancy of the property, right of first refusal waiver from Chevron Corporation, receipt of an estoppel certificate from tenant and final approval of our board of trust managers for the sale of the property. Subject to satisfactory completion of the buyer’s due diligence, the closing is scheduled to occur sometime in June 2018 or July 2018, which is contingent on the receipt of the right of first refusal waiver. If the sale transaction is completed, the Company expects to recognize an approximate $ 875,000 gain on disposition, net of the Advisor's expected disposition fee of $114,000.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” above.

Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates which are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an Advisory Agreement with BrixInvest, LLC (“BrixInvest” or “Advisor”), formerly known as Rich Uncles, LLC, which manages our operations and will manage our portfolio of core real estate Properties and real estate related assets. BrixInvest is paid certain fees as set forth in Note 9 to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Through May 4, 2018, we had sold 9,171,238 shares of common stock, including 971,617 shares of common stock sold under our dividend reinvestment plan, for gross offering proceeds of $91,844,174.

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

Our investment objectives and policies may be amended or changed at any time by our board of trust managers. Although we have no plans at this time to change any of our investment objectives, our board of trust managers may change any and all such investment objectives, including our focus on single tenant properties, if board of trust managers believes such changes are in the best interest of our shareholders.

BrixInvest made recommendations on all investments to our board of trust managers. All proposed real estate investments must be approved by at least a majority of our board of trust managers subject to guidelines established by our board of trust managers which, if a proposed investment fits within such guidelines, specific board approval would not be needed.

As of March 31, 2018, we owned twenty-one properties in three states consisting of retail, office and industrial properties. The net book value of these investments was $129,945,167 at March 31, 2018.

The Company

We are a publicly registered, non-exchange traded company dedicated to providing shareholders with dependable quarterly dividends. We believe we are qualified and operate as a real estate investment trust, or REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our shareholders. Our quarterly dividends are supported by the cash flow generated from real estate we owned under long-term, net lease agreements with local, regional, and national commercial tenants.

As of March 31, 2018, we owned a diversified portfolio of properties totaling 21:

•	Of the 21 properties, eleven properties are retail properties which represent 33% of the portfolio, four properties are office properties which represent 34% of the portfolio, and six properties are industrial properties which represents 33% of the portfolio (expressed as a percentage of base rental revenue);
•	Occupancy rate of approximately 99%;
•	Leased to twenty-one different commercial tenants doing business in three separate property types;
•	Located in three states;
•	With approximately 615,000 square feet of aggregate leasable space, of which approximately 185,000 square feet is retail property, approximately 184,000 square feet is office property, and 246,000 square feet is industrial property;
•	With an average leasable space per property of approximately 29,300 square feet and
•	With a balance of outstanding debt of approximately $63.5 million.

Of the 21 properties in the portfolio, 20, or 97%, by base rental revenue, are single-tenant properties. At March 31, 2018, all 21 properties were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.9 years. The Walgreens Santa Maria, CA property has a remaining lease term of 44.0 years.

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

See Note 1 to condensed consolidated financial statements for further information on our business and organization.

Liquidity and Capital Resources

Our proceeds from shares sold have been, and will continue to be, primarily used for (i) property acquisitions; (ii) capital expenditures; and (iii) payment of principal on our outstanding mortgage indebtedness. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares or from debt proceeds.

As of March 31, 2018, the outstanding principal balance of our mortgage notes payable was $63,490,293 (see Note 6 to condensed consolidated financial statements regarding details of our outstanding indebtedness).

Portfolio Information

Our real estate investments were as follows:

	As of
	March 31, 2018	December 31, 2017
Number of Properties:
Retail	11	11
Office (1)	4	4
Industrial (1)	6	6
Total	21	21

Leasable Square Feet:
Retail	184,388	184,388
Office (1)	183,752	183,752
Industrial (1)	246,259	246,259
Total	614,399	614,399

(1)	Certain properties have been reclassified between office and industrial to better reflect management’s view of the usage of the properties.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Summary

The following table summarizes our cash flow activity for the three months ended March 31:

	2018	2017
Net cash provided by operating activities	$1,566,444	$1,771,735
Net cash used in investing activities	$11,280	$26,656,501
Net cash (used in) provided by financing activities	$(1,334,020)	$23,084,351

Cash Flows from Operating Activities

At March 31, 2018 and 2017, we owned twenty-one commercial properties at both balance sheet dates. For the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $1,566,444 and $1,771,735, respectively. The cash provided by operating activities during the three months ended March 31, 2018 was due to our net income from operations of $118,064 and net non-cash charges of $1,229,688, primarily related to depreciation and amortization, partially offset by an unrealized gain on interest rate swap valuation, amortization of below-market leases and straight-line rents. In addition, a decrease in tenant receivables and an increase in accounts payable, accrued and other liabilities, partially offset by a decrease in due to affiliates contributed to the positive cash flows from operations for the three months ended March 31, 2018.

The cash provided by operating activities during the three months ended March 31, 2017 was due to our net income from operations of $394,448 and net non-cash charges of $895,479, primarily related to depreciation and amortization, partially offset by an unrealized gain on interest rate swap valuation, amortization of below-market leases and straight-line rents. In addition, increases in accounts payable, accrued and other liabilities and due to affiliates, partially offset by an increase in tenant receivables contributed to the positive cash flows from operations for the three months ended March 31, 2017. We expect our cash flows from operating activities to stay positive during the current year as a result of the full year operations for the two properties acquired in 2017 and the related contractual increases in rental revenues from our properties.

Cash Flows from Investing Activities

Net cash used in investing activities was $11,280 for the three months ended March 31, 2018 related to additions to real estate investments. We had unpaid real estate investment additions of $215,461 as of March 31, 2018, which was paid in April 2018.

Net cash used in investing activities was $26,656,501 for the three months ended March 31, 2017 and consisted of the following:

•	$25,750,000 for the acquisition of one real estate property;
•	$602,523 for payments of acquisition fees and costs;
•	$250,000 for payment of seller holdback; and
•	$53,978 for additions to real estate investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,334,020 for the three months ended March 31, 2018 and consisted of the following:

•	$309,384 for repayments of mortgage notes payable;
•	$612,106 for repurchases of common stock; and
•	$478,673 for dividends paid to common stock shareholders; partially offset by
•	$16,634 for reimbursement of deferred financing costs; and
•	$49,509 for reimbursement of offering costs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities was $23,084,351 for the three months ended March 31, 2017 and consisted of the following:

•	$24,865,612 of proceeds from mortgage notes payable; partially offset by
•	$208,936 for repayments of mortgage notes payable;
•	$592,518 for repurchases of common stock;
•	$491,049 for payments of deferred financing costs;
•	$455,958 for dividends paid to common stock shareholders; and
•	$32,800 for payments of organizational and offering costs.

Capital Resources

Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by our equity and borrowings from financial institutions, and to a lesser extent, by our internally generated funds. Our cash requirements for operating and interest expenses, repurchases of common stock and dividend distributions will generally be funded by internally generated funds. If available, future sources of capital include secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.

Results of Operations

We own twenty-one properties at March 31, 2018. We expect our rental income, tenant recoveries, depreciation and amortization expense, interest expense and asset management fees to affiliates to individually increase in 2018 as a result of the two additional properties acquired in 2017 (one each in the first and second quarters of 2017). The full first quarter of 2018 leasing of these properties primarily contributed to the following revenue and expense account increases:

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Rental Income

Rental income for the three months ended March 31, 2018 and 2017 was $2,742,560 and $2,392,795, respectively. The annualized rental income of the properties owned as of March 31, 2018 was $9,800,382.

Tenant Recoveries

Tenant recoveries for the three months ended March 31, 2018 and 2017 were $488,658 and $333,472. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses.

Expense Reimbursements / Fees to Affiliate

Asset management fees to affiliate for the three months ended March 31, 2018 and 2017 were $201,970 and $162,201 respectively. The asset management fees are equal to 0.05% per month or 0.6% per annum of our Average Invested Assets.

Property management fees to affiliate for the three months ended March 31, 2018 and 2017 were $24,389 and $17,866 respectively.

There were no disposition fees to affiliate for the three months ended March 31, 2018 and in 2017.

Subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead by our Advisor or its affiliates. Operating expense reimbursements for the three months ended March 31, 2018 and 2017 were $83,566 and $0, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $263,364 and $149,665, respectively. The increase primarily reflects higher costs incurred for legal fees, audit fees and common stock compensation awards for services rendered in the current year quarter compared to the prior year quarter.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $1,448,244 and $1,218,074, respectively. The increase was primarily due to the full quarter depreciation expense incurred in the current year quarter for the two investment properties acquired in the first and second quarters of 2017 (one each quarter). The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 was $484,873 and $461,200, respectively (see Note 6 for interest expense details). The increase was primarily due to the full quarter interest expense incurred by the Company for the three additional mortgage loans obtained in March 2017 amounting to $21,000,000.

Property Expenses

Property expenses for the three months ended March 31, 2018 and 2017 were $631,138 and $340,959, respectively. These expenses primarily relate to property taxes and repairs and maintenance expenses. The increase was primarily due to the full quarter property expenses incurred in the current year quarter for the two investment properties acquired in the first and second quarters of 2017 (one each quarter).

Organizational and Offering Costs

Our organizational and offering costs are paid by our Advisor on our behalf. Offering costs include all expenses incurred in connection with the offering. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.

During the offering, we are obligated to reimburse our Advisor for organizational and offering costs related to the offering paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in the offering as of the date of the reimbursement.

As of March 31, 2018, we had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Advisor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of March 31, 2018 other than to the extent of 3% of the gross offering proceeds. Through March 31, 2018, our Advisor had incurred organizational and offering costs on our behalf in connection with our offering of $2,796,198. As of March 31, 2018, we had recorded $2,719,961 of organizational and offering costs, of which $0 was payable to the Advisor (see Note 9 to condensed consolidated financial statements).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions

Dividends declared, dividends paid, and cash flow provided by operations were as follows:

			Dividends paid
Period (2)	Dividends Declared	Dividends Declared Per Share	Cash	Reinvested	Cash Flows Provided By Operating Activities (1)
First Quarter 2017	$1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	$1,569,284	$0.1875	$465,689	$1,103,595	$672,800
Third Quarter 2017	$1,563,430	$0.1875	$458,938	$1,104,492	$1,464,563
Fourth Quarter 2017	$1,566,932	$0.1875	$478,673	$1,088,259	$1,252,518
2017 Totals	$6,248,235	0.7500	$1,859,258	$4,388,977	$1,252,518
First Quarter 2018	$1,574,919	$0.1875	$2,393,812	$1,040,365	$1,566,444

(1)	Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the distribution period rather than the quarter for which distributions were declared.

(2)	Dividends are paid on a quarterly basis. In general, distributions for record dates as of the end of a given quarter are paid on or about the 20th of the first month following the quarter. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Date
January 1 - March 31, 2017	0.002083	April 20, 2017	April 20, 2017
April 1 - June 30, 2017	0.002060	July 20, 2017	July 20, 2017
July 1 - September 30, 2017	0.002038	October 20, 2017	October 20, 2017
October 1 - December 31, 2017	0.002038	January 25, 2018	January 25, 2018
January 1 - March 31, 2018	0.002083	April 24, 2018	April 25, 2018

Going forward, we expect our board of trust managers to continue to declare cash distributions based on daily record dates and to pay these distributions on a quarterly basis, and to continue to declare distributions based on a single record date as of the end of the quarter. Cash distributions will be determined by our board of trust managers based on our financial condition and such other factors as our board of trust managers deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our shareholders other than as necessary to meet REIT qualification requirements.

To date, the sources of cash used to pay our shareholder distributions have been from net rental income received.

Properties

As of March 31, 2018, we owned twenty-one properties encompassing approximately 614,399 leasable square feet in three states. We were in the offering state of our life cycle through July 20, 2016. Acquisitions on all assets owned had been completed through June 2017. We have fully invested the offering proceeds (see Note 4 to condensed consolidated financial statements).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any of our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable to us. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

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

Election to be Taxed as a REIT

We elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. beginning with the taxable year ended December 31, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our shareholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our shareholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our shareholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2017 audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on April 2, 2018. There have been no significant changes to our policies during the three months ended March 31, 2018, other than our adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) beginning January 1, 2018. Our adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to condensed consolidated financial statements for commitment and contingencies).

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 9 to condensed consolidated financial statements and our Annual Report on Form 10-K, filed with the SEC on April 2, 2018 for additional details of the various related-party transactions and agreements.

Subsequent Events

See Note 11 to condensed consolidated financial statements for events that occurred subsequent to March 31, 2018 through the filing date of this report.

Recent Accounting Pronouncements

See Note 2 to condensed consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2018.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable as we are a Smaller Reporting Company.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (i) processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report at the reasonable assurance level.

 Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2018 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

ITEM 4. Controls and Procedures (continued)

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that our objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under Legal Matters in Note 10 to condensed consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under “Risk Factors” in Item 1A of our December 31, 2017 audited financial statements included in our Annual Report on Form 10-K, as amended, filed with the SEC on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not sell or issue equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than the 102,088 shares that were sold to our existing shareholders under the Plan and the 3,800 shares that were issued to our trust managers as part of the trust managers’ compensation plan.

Use of Proceeds from Registered Securities

We commenced the offering of our stock to California investors only on March 7, 2012 and terminated on July 20, 2016, except for shares continuing to be sold pursuant to the Plan. Through March 31, 2018, we had sold 9,171,238 shares of common stock in the offering for gross proceeds of $91,844,174, including 971,617 shares of common stock under the Plan for gross offering proceeds of $9,847,962 (see Note 9 to condensed consolidated financial statements for information regarding certain reimbursements paid to our Advisor).

Net proceeds available for investment after the payment of the costs described above were approximately $89,088,849. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $140,680,332 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Distributions for a description of the sources that have been used to fund our distributions.

PART II – OTHER INFORMATION (continued)

Issuer Redemptions of Equity Securities

During the three months ended March 31, 2018, we fulfilled repurchase requests and repurchased shares pursuant to our share repurchase program as follows:

(1)	We generally repurchase shares approximately 15 days following the end of the applicable quarter in which requests were received.

(2)

The share repurchase program is funded by and limited to proceeds realized from our sale of shares under the Plan. The maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares in the prior twelve months less the amounts repurchased during the same twelve-month period. The dollar value is as of the last day of the quarter presented. The dollar amount is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months reduced by the number of shares already repurchased multiplied by (2) the a per share price in cash equal to the lesser of (i) the net asset value per share, as calculated and published by our Advisor and (ii) the per share price paid for the shares by the redeeming shareholder. Furthermore, once we have published our NAV, the NAV per share is to be used in the calculation in place of the per share offering price. If we determine that sufficient funds aren’t available to fund the share repurchase program, we have the ability to repurchase the number of shares that we believe we have sufficient funds to repurchase. In addition, our board of trust managers may amend, suspend or terminate the share repurchase program without shareholder approval upon 30 days’ notice.  Our board of trust managers may amend, suspend, or terminate the share repurchase program due to changes in law or regulation, or if the board of trust managers becomes aware of undisclosed material information that our board of trust managers believes should be publicly disclosed before shares are repurchased.

We currently determine our NAV and NAV per share annually in January of each year as of December 31 of the prior year, beginning in January 2018 and calculated as of December 31, 2017. In January 2018, our board of trust managers, including a majority of the independent trust managers, approved and established an estimated per share NAV of the Company’s common stock of $10.66 per share. This was the first time that the board of trust managers has determined an estimated per share NAV of the Company's common stock. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis. More detail about the initial calculation of our NAV is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Determination of Estimated Per Share Value.”

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

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2018 that would require a response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No events occurred during the three months ended March 31, 2018 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are included herewith or incorporated herein by reference.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	In accordance with Item 601 (b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Uncles Real Estate Investment Trust I
(Registrant)

By:	/s/ HAROLD HOFER
Name: Harold Hofer
Title: Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Name: Raymond J. Pacini
Title: Chief Financial Officer (principal financial officer and accounting officer)

Date: May 14, 2018

