Form 10-Q
period 2018-06-30
Rich Uncles Real Estate Investment Trust I
filed 2018-08-14
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

As of August 10, 2018, there were 8,362,891 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

JUNE 30, 2018

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “seeks,” “estimates,” “expects,” “intends,” “continue,” “can,” “may,” “plans,” “potential,” “projects,” “should,” “could,” “will,” “would” or similar expressions and the negatives of those expressions are intended to identify forward-looking statements. Such statements include, but are not limited to, any statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods.

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the U.S. Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on a timely basis or on attractive terms.
•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	Disruptions in the financial markets and uncertain economic conditions affecting us, the geographies or industries in which our properties are concentrated, or our tenants may adversely affect our business, financial condition and results of operations.
•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties and may be unable to dispose such properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by risk related to the incurrence of additional secured or unsecured debt.

We have only a limited prior operating history, and the prior performance of real estate investment programs sponsored by affiliates of our sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC), may not be an indication of our future results.

•	We may not be able to attain or maintain profitability.
•	Cash for dividend distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements or fees paid to BrixInvest, LLC, our Advisor and Sponsor.
•	We may not generate cash flows sufficient to pay our dividends to shareholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	Our business, financial condition and results of operations may be adversely affected by an ongoing investigation by the SEC.
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
•	Our advisor, sponsor and their affiliates, including all of our executive officers and our affiliated trust managers and other key real estate professionals, face conflicts of interest, which may result in actions that are not in the long-term best interests of our shareholders.
•	An increasing portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, viruses, ransomware, and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats that could impact day-to-day operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our investors, tenants, employees, and vendors and cause system failures and disruptions of operations.

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Real estate investments:
Land	$29,691,680	$29,896,957
Buildings and improvements	97,617,118	97,857,500
Tenant origination and absorption costs	12,706,234	12,699,134
Total investments in real estate property	140,015,032	140,453,591
Accumulated depreciation and amortization	(12,144,258)	(9,286,921)
Total investments in real estate property, net	127,870,774	131,166,670
Cash and cash equivalents	4,144,142	5,565,667
Restricted cash	462,140	462,140
Tenant receivables, net	1,626,029	1,494,938
Above-market lease intangibles, net	799,522	817,182
Interest rate swap derivatives	619,823	321,450
Other assets	38,112	25,207
Total assets	$135,560,542	$139,853,254

Liabilities and Shareholders’ Equity
Mortgage note payable, net	$61,839,052	$62,277,387
Accounts payable, accrued and other liabilities	1,158,268	1,254,632
Sales deposit liability (Note 5)	1,000,000	1,000,000
Share repurchase payable	1,406,413	612,099
Below-market lease intangibles, net	3,535,926	3,966,008
Due to affiliates (Note 9)	79,755	51,518
Interest rate swap derivatives	—	18,998
Total liabilities	69,019,414	69,180,642

Commitments and contingencies (Note 10)

Redeemable common stock	53,654	586,242

Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 8,395,239 and 8,358,254 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	83,952	83,583
Additional paid-in-capital	82,519,638	82,350,273
Cumulative distributions and net losses	(16,116,116)	(12,347,486)
Total shareholders’ equity	66,487,474	70,086,370
Total liabilities and shareholders’ equity	$135,560,542	$139,853,254

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$2,738,965	$2,747,820	$5,481,525	$5,117,947
Tenant reimbursements	626,198	760,131	1,114,856	1,116,271
Total revenue	3,365,163	3,507,951	6,596,381	6,234,218

Expenses:
Fees to affiliates (Note 9)	299,945	193,391	585,480	355,592
General and administrative	266,896	238,118	530,260	387,783
Depreciation and amortization	1,409,093	1,452,354	2,857,337	2,670,428
Interest expense	631,838	761,743	1,116,711	1,222,944
Property expenses	640,042	673,445	1,271,180	1,014,404
Impairment of real estate investment property (Note 4)	862,190	—	862,190	—
Total expenses	4,110,004	3,319,051	7,223,158	5,651,151

Other income:
Interest income	—	557	—	838
Gain on sale of real estate investment property, net (Note 6)	—	747,957	—	747,957
Total other income	—	748,514	—	748,795

Net (loss) income	$(744,841)	$937,414	$(626,777)	$1,331,862

Net (loss) income per share, basic and diluted	$(0.09)	$0.11	$(0.07)	$0.16

Weighted-average number of common shares outstanding, basic and diluted	8,412,457	8,381,613	8,410,840	8,348,625

Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Statement of Shareholders' Equity

Six Months Ended June 30, 2018

(Unaudited)

	Common Stock		Additional	Cumulative Distributions	Total
	Shares	Amounts	Paid -in- Capital	and Net Losses	Shareholders' Equity
Balance, December 31, 2017	8,358,254	$83,583	$82,350,273	$(12,347,486)	$70,086,370

Issuance of common stock	199,983	1,999	2,126,626	—	2,128,625
Common stock awarded for services	8,100	81	86,265	—	86,346
Reclassifications to redeemable common stock	—	—	(261,726)	—	(261,726)
Repurchase of common stock	(171,098)	(1,711)	(1,781,800)	—	(1,783,511)
Dividends declared	—	—	—	(3,141,853)	(3,141,853)
Net loss	—	—	—	(626,777)	(626,777)
Balance, June 30, 2018	8,395,239	$83,952	$82,519,638	$(16,116,116)	$66,487,474

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net (loss) income	$(626,777)	$1,331,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,857,337	2,670,428
Provision for doubtful accounts	(58,328)	—
Stock compensation expense	86,346	60,000
Deferred rents	(183,044)	(358,410)
Amortization of deferred financing costs	172,896	145,776
Amortization of above-market leases	17,660	14,266
Amortization of below-market leases	(430,082)	(438,007)
Impairment of real estate investment property	862,190	—
Gain on sale of real estate investment, net	—	(747,957)
Unrealized gain on interest rate swap valuation	(317,371)	(30,892)
Expensed organization and offering costs	—	65,241
Changes in operating assets and liabilities:
Tenant receivables	110,281	(290,083)
Other assets	(12,905)	(20,478)
Accounts payable, accrued and other liabilities	(96,364)	510,205
Due to affiliates	92,002	(364,396)
Net cash provided by operating activities	2,473,841	2,547,555

Cash Flows from Investing Activities:
Acquisitions of real estate investments	—	(30,664,507)
Additions to existing real estate investments	(423,631)	(367,771)
Payment of acquisition fees and costs	—	(677,029)
Payment of seller holdback	—	(250,000)
Refundable purchase deposits	—	(250,000)
Net proceeds from sale of real estate investment property	—	3,245,286
Net cash used in investing activities	(423,631)	(28,964,021)

Cash Flows from Financing Activities:
Proceeds from mortgage notes payable	—	24,865,612
Repayments of mortgage notes payable	(611,231)	(523,514)
Refundable loan deposits	—	(85,380)
Payments of deferred financing costs to third parties	—	(545,958)
Payment of offering costs to affiliates	(63,765)	(74,576)
Repurchase of common stock	(1,783,511)	(1,142,010)
Dividends paid to common shareholders	(1,013,228)	(933,053)
Net cash (used in) provided by financing activities	(3,471,735)	21,561,121

Net decrease in cash, cash equivalents and restricted cash	(1,421,525)	(4,855,345)

Cash, cash equivalents and restricted cash, beginning of period	6,027,807	13,465,152
Cash, cash equivalents and restricted cash, end of period	$4,606,282	$8,609,807

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,277,569	$982,039

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassifications to redeemable common stock	$261,726	$312,612
Increase in share redemptions payable	$794,314	$885,908
Reinvested dividends from common shareholders	$2,128,625	$2,174,711
Purchase deposits applied to acquisition of real estate	$—	$1,500,000
Security deposits assumed and prorations from acquisitions	$—	$107,029

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

Rich Uncles Real Estate Investment Trust I (the “Company”) was formed on March 7, 2012. The Company is an unincorporated real estate investment trust (“REIT’) under the laws of the State of California. The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2014.

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

The Company holds its investments directly and/or through special purpose wholly-owned limited liability companies or other subsidiaries. The Company holds a 70.14% interest in one property subject to a tenancy-in-common agreement.

The Company is externally managed by its advisor and sponsor, BrixInvest, LLC, formerly Rich Uncles LLC (the “Advisor” or the “Sponsor”) whose members include Harold Hofer and Ray Wirta, the Company’s Chief Executive Officer and President and Chairman of the Board of Trust Managers, respectively. The Advisor is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor.

The current term of the Advisory Agreement is scheduled to expire on May 10, 2019. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisory Agreement is terminable by a majority of the Company’s independent trust managers or the Advisor on 60 days’ written notice with or without cause. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee.

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

Cash and cash equivalents, restricted cash, tenant receivables, due from affiliates, purchase and other deposits, other assets, accounts payable, accrued expenses and other liabilities, sales deposit liability, share repurchase payable, and due to affiliates: These balances approximate their fair values due to the short nature of these items.

Derivative Instruments: The Company’s derivative instruments are presented at fair value in the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.

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

Restricted Cash

Restricted cash is comprised of funds which are restricted for tenant improvements.

Other Comprehensive Income (Loss)

For all periods presented, other comprehensive income (loss) is the same as net income (loss).

Per Share Data

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2018 and 2017.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Impairment of Investment in Real Estate Property

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 4, the Company recorded an impairment charge of $862,190 related to its Antioch, California property during the three months ended June 30, 2018. The impairment charge is less than 1% of the Company’s investments in real estate property.

Reclassifications

Certain prior year revenue account balances in the statement of operations have been reclassified to conform with the current year presentation. The reclassifications had no impact on net income.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as amended, requires an entity to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry specific guidance throughout the Industry Topics of the Codification. This ASU requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide certain additional disclosures. The Company has evaluated each of its revenue streams and their related accounting policies under ASU 2014-09. Rental income and tenant reimbursements earned from leasing its real estate properties are excluded from ASU 2014-09 and are assessed with the adoption of the ASU for leases as discussed below. The Company adopted ASU 2014-09 beginning January 1, 2018 and utilized the modified retrospective basis. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, future real estate sales contracts will qualify as sales to noncustomers. The Company will assess and implement any future recognition of gain or loss on sales of properties according to the provisions of ASU 2014-09.

New Accounting Standards Recently Issued and Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Under ASU 2016-02, the accounting applied by a lessor is largely unchanged from that applied under Topic 840 leases. The large majority of operating leases shall remain classified as operating leases and lessors should continue to recognize rental income for those leases on a straight-line basis over the lease term. ASU 2016-02 may impact the timing, recognition, presentation and disclosures related to the Company’s tenant reimbursements earned from leasing its real estate properties, although the Company does not expect a significant impact. ASU 2016-02 is effective for the Company on January 1, 2019. The Company expects to adopt the practical expedients available for implementation under ASU 2016-02. By adopting the practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease and (ii) the lease classification at the adoption date for expired or existing leases. ASU 2016-02 will also require new disclosures within the notes to its consolidated financial statements. The Company does not expect the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS

Tenant Receivables, Net

Tenant receivables, net consisted of the following:

	June 30, 2018	December 31, 2017
Straight-line rent	$1,265,125	$1,082,080
Tenant rent	61,026	301,588
Unbilled tenant reimbursements	273,580	93,420
Other	26,298	76,178
	1,626,029	1,553,266
Less allowance for doubtful accounts	—	(58,328)
Net	$1,626,029	$1,494,938

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$30,179	$45,029
Accrued expenses	167,446	205,774
Accrued interest payable	205,492	215,700
Unearned rent	485,045	518,023
Tenant security deposits	270,106	270,106
Total	$1,158,268	$1,254,632

NOTE 4. REAL ESTATE INVESTMENTS

The following table provides summary information regarding the Company’s 21 real estate investments as of June 30, 2018:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, Net
Chase Bank and Great Clips (1)	Antioch, CA	8/22/2014	Retail	$2,297,845	$668,201	$(1,099,681)	$1,866,365
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	—	(121,133)	2,653,867
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	7,100	(612,361)	3,144,739
Chevron Gas Station (see Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	—	(266,786)	2,533,214
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,539	(458,904)	3,261,095
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(504,104)	4,817,483
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,285	(606,375)	7,025,356
PMI Preclinical	San Carlos, CA	12/9/2015	Industrial	8,920,000	—	(522,574)	8,397,426
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(555,055)	4,473,667
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(320,205)	3,134,672
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(2,016,462)	11,428,529
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,295,879	206,844	(204,989)	1,297,734
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(776,301)	4,529,699
Solar Turbines	San Diego, CA	7/21/2016	Office	5,738,978	389,718	(552,679)	5,576,017
Amec Foster	San Diego, CA	7/21/2016	Industrial	7,010,799	485,533	(372,716)	7,123,616
ITW Rippey	El Dorado, CA	8/18/2016	Industrial	6,178,204	407,316	(445,749)	6,139,771
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(49,358)	1,225,247
Gap	Rocklin, CA	12/1/2016	Office	7,220,909	677,192	(492,633)	7,405,468
L-3 Communications	San Diego, CA	12/23/2016	Industrial	10,799,500	961,107	(548,987)	11,211,620
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(1,496,851)	25,630,039
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(120,355)	4,995,150
				$127,308,798	$12,706,234	$(12,144,258)	$127,870,774

(1)	See following impairment charge discussion.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Impairment charge

During the second quarter of 2018, the Company learned that it was unlikely that a single tenant would be interested in leasing the 5,660 square feet of space at the Antioch, California property that was previously leased by Chase Bank. While the Company has had expressions of interest from potential tenants, they are all interested in smaller spaces at lower rental rates which would require the Company to invest in substantial tenant improvements to subdivide the space. The Company’s special purpose subsidiary that owns this property notified the lender that it is unwilling to make such additional improvements in the Antioch, California property unless it can restructure the existing mortgage which matures in February 2019, or payoff the mortgage at a discount, as discussed in Note 7. Having not reached any agreement with the lender when the August 2018 mortgage payment came due, the Company’s special purpose subsidiary notified the lender that it was defaulting on the mortgage loan which had a balance of $1,869,536 as of June 30, 2018, and that it intends to surrender the property to the lender unless an acceptable agreement can be reached. The book value of the Antioch property after the impairment charge is less than 2.0% of the Company’s total investments in real estate property.

Given the decline in expected rental rates for the Antioch, California property, the Company concluded that it was necessary to record an impairment charge of $862,190, which is less than 1% of the Company’s total investments in real estate property, based on the estimated fair value of the property. This impairment charge has been reflected in the Company’s results of operations for the three months ended June 30, 2018.

Current Year Acquisitions

There were no acquisitions or dispositions during the six months ended June 30, 2018.

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

As of June 30, 2018, the future minimum contractual rental income due under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

July through December 2018	$4,928,964
2019	10,006,676
2020	10,195,232
2021	9,218,085
2022	7,672,402
2023	5,881,911
Thereafter	27,895,682
$75,798,952

Revenue Concentration

The Company’s revenue concentration for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$717,183	21.3%	$1,375,645	20.9%
ITW Rippey, El Dorado, CA	$476,551	14.2%	$991,410	15.0%
PreK San Antonio, San Antonio, TX	$453,426	13.5%	$856,101	13.0%

Intangibles

As of June 30, 2018, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,706,234	$872,408	$(5,349,909)
Accumulated amortization	(3,635,150)	(72,886)	1,813,983
Net amount	$9,071,084	$799,522	$(3,535,926)

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The intangible assets and liabilities acquired in connection with these acquisitions have a weighted average amortization period of approximately 9.4 years as of June 30, 2018. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
July through December 2018	$773,800	$17,660	$(430,082)
2019	1,547,600	35,320	(860,165)
2020	1,547,601	35,320	(860,165)
2021	1,300,482	35,320	(667,541)
2022	1,219,908	35,320	(201,982)
2023	914,283	35,320	(113,651)
Thereafter	1,767,410	605,262	(402,340)
Total	$9,071,084	$799,522	$(3,535,926)

Weighted average remaining amortization period	8.2 years	35.4 years	5.1 years

NOTE 5. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY

In March 2016, the Company entered into a tenancy-in-common agreement related to and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense. As of June 30, 2018 and December 31, 2017, sales deposit liability amounted to $1,000,000 at both balance sheet dates. The interest expense recorded as a result of this transaction was $13,751 for each of the three months ended June 30, 2018 and 2017 and $27,501 for each of the six months ended June 30, 2018 and 2017 (see Note 7). The sale will qualify as a sale for financial reporting if the right to require the Company to repurchase the 29.86% interest in the property expires without being exercised.

NOTE 6. SALE OF REAL ESTATE INVESTMENT PROPERTY

On April 27, 2017, the Company sold the Chevron Gas Station property in Rancho Cordova, CA to a third party for $3,434,000 which was paid in cash. The sale resulted in a gain of $747,957 for financial reporting purposes, which was net of the $103,020 disposition fee the Advisor earned in connection with this transaction (see Note 9). The Company entered into a 1031 exchange to defer the taxable gain of approximately $900,000 on the transaction. The 1031 exchange was completed when the Company purchased the Walgreens property on June 29, 2017.

Pending Sale of Property Terminated

On May 4, 2018, the Company entered into a purchase agreement with a potential buyer for the sale of the Company’s investment in the Chevron Gas Station located at 623 S Winchester Blvd. in San Jose, CA. Under this agreement, the Company had agreed to sell the Chevron Gas Station property for $3,800,000. The potential sale was subject to standard due diligence including the buyer’s satisfaction with title, physical condition of the property, compliance with state and local laws regarding energy conservation and safety, tenant financial condition, likelihood of continued occupancy of the property, right of first refusal waiver from Chevron Corporation, receipt of an estoppel certificate from tenant and final approval of our board of trust managers for the sale of the property. Subject to satisfactory completion of the buyer’s due diligence, the closing was scheduled to occur sometime in June 2018 or July 2018. In June 2018, the purchase agreement expired, and the potential sale was terminated. The property was removed from the market on June 25, 2018.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 7. DEBT

Mortgage Notes Payable

As of June 30, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Chase Bank and Great Clips	$1,869,536	$(16,383)	$1,853,153	4.37% fixed	4.37%	2/5/2019
Levins	2,147,903	(30,348)	2,117,555	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	1,953,160	(32,046)	1,921,114	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General	2,404,195	(49,174)	2,355,021	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,786,488	(92,242)	3,694,246	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,260,114	(112,875)	4,147,239	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,734,415	(74,566)	2,659,849	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA)	1,860,436	(60,100)	1,800,336	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,286,633	(141,832)	5,144,801	4.25% fixed	4.25%	12/1/2021
Dinan Cars	2,791,017	(70,446)	2,720,571	One-month LIBOR + 2.27%	4.02%	1/5/2022
Solar Turbines, Amec Foster, ITW Rippey	9,751,836	(245,640)	9,506,196	3.35% fixed	3.35%	11/1/2026
Dollar General Big Spring	626,755	(26,005)	600,750	4.69% fixed	4.69%	3/13/2022
Gap	3,748,808	(87,779)	3,661,029	4.15% fixed	4.15%	8/1/2023
L-3 Communications	5,425,745	(118,573)	5,307,172	4.50% fixed	4.50%	4/1/2022
Sutter Health	14,541,406	(191,386)	14,350,020	4.50% fixed	4.50%	3/9/2024
Total	$63,188,447	$(1,349,395)	$61,839,052

(1)	Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of June 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable) (see Note 8 for information regarding the Company’s derivative instruments).

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity. Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company is in compliance with all terms and conditions of the mortgage loan agreements, with the exception of the Chase Bank and Great Clips loan (Antioch, California) for which the Company did not make the August 5, 2018 mortgage payment.

As discussed in Note 4, during the three months ended June 30, 2018, the Company recorded an impairment charge of $862,190 related to its investment in the property in Antioch, California due to the expiration of the Chase Bank lease term at December 31, 2017 and subsequent difficulties encountered by the Company during the second quarter in its efforts to re-lease the property at acceptable rent rates and without incurring substantial potential tenant improvement costs. The book value of the Antioch property after the impairment charge is less than 2.0% of the Company’s total investments in real estate property.

On July 13, 2018, the Company’s special purpose subsidiary that owns the Antioch, California property initiated discussions with the mortgage lender regarding the potential restructuring of the mortgage loan on the property which had a balance of $1,869,536 as of June 30, 2018 and matures on February 5, 2019, or the potential to repay the loan at a discount. Given that potential rent rates for prospective tenants of the property are significantly less than the rent previously received from Chase Bank and the significant investment in tenant improvements that would be required to attract new tenants, the Company’s special purpose subsidiary informed the lender that it would need to reach an agreement to either pay the loan off at a significant discount or restructure the loan with terms that would be economically viable to the Company’s special purpose subsidiary under current market conditions.

Since no agreement had been reached on how to restructure this loan as of August 9, 2018, the Company’s special purpose subsidiary notified the lender that it had defaulted on the Antioch, California property loan and would not make the past due mortgage payment that was payable on August 5, 2018 or any future payments on the loan. The Company’s special purpose subsidiary further stated that the Antioch, California property will be surrendered to the lender unless an acceptable restructuring agreement is reached. The loan in default is non-recourse to the Company and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch, California property loan and the Company’s special purpose subsidiary default on that loan does not cross-default any of these other loans.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

June 30, 2018			December 31, 2017
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$63,188,447	$61,839,052	$60,962,368	$63,799,677	$62,277,387	$62,258,532

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of June 30, 2018 and December 31, 2017 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

The following summarizes the future principal payments on the Company’s mortgage notes payable as of June 30, 2018:

July through December 2018 (1)	$2,470,690
2019	1,242,162
2020	1,286,884
2021	23,879,472
2022	8,888,986
2023	3,965,196
Thereafter	21,455,057
Total principal	$63,188,447

(1)	Reflects potential acceleration of Chase Bank and Great Clips loan given the default described above.

Interest Expense

The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Mortgage notes payable
Interest expense incurred (1)	$618,793	$615,443	$1,233,684	$1,080,559
Amortization of deferred financing costs	86,448	77,517	172,896	145,776
Unrealized (gain) loss on interest rate swaps (see Note 8)	(87,154)	55,032	(317,370)	(30,892)
Sales deposit liability (see Note 5)	13,751	13,751	27,501	27,501
Total interest expense	$631,838	$761,743	$1,116,711	$1,222,944

(1)	Includes $(11,999) and $39,054 for the three months ended June 30, 2018 and 2017, respectively and $(5,795) and $83,395 for the six months ended June 30, 2018 and 2017, respectively, of monthly (reductions) payments to settle the Company’s interest rate swaps. Accrued interest receivable (payable) includes $6,175 and $(3,913) at June 30, 2018 and December 31, 2017, respectively, representing the unsettled portion of the interest rate swap valuation from the most recent settlement date through June 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	June 30, 2018					December 31, 2017
Derivative Instruments	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$21,937,728	One-month LIBOR/Fixed at 1.21%-2.27%	3.42%	2.85 years	8	$22,170,310	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	3.35 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,552,875 as of June 30, 2018.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets:

		June 30, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	8	$619,823	7	$321,450

Interest Rate Swaps	Liability – Interest rate swap derivatives, at fair value	—	$—	1	$(18,998)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at June 30, 2018 nor December 31, 2017 were designated as hedging instruments, therefore the net unrealized (gain) loss recognized on interest rate swaps of $(87,154) and $55,032 was recorded as a (decrease) increase in interest expense for the three months ended June 30, 2018 and 2017, respectively, and $(317,370) and $(30,892) was recorded as a decrease in interest expense for the six months ended June 30, 2018 and 2017, respectively.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the three and six months ended June 30, 2018 and 2017, as well as the related amounts of payable or receivable as of June 30, 2018 and December 31, 2017 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
	June 30, 2018		June 30, 2018		June 30, 2017		December 31,2017
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees	$201,996	$403,965	$—	$67,349	$193,391	$355,592	$—	$3,513
Other operating expense reimbursement	—	—	—	—	—	—	—	47,948
Reimbursable operating expense	97,949	181,515	—	12,406	—	—	—	—
Fees to affiliates	299,945	585,480	—	—	193,391	355,592	—	—

Property management fees*	24,518	48,907	—	—	24,776	42,642	—	—
Disposition fees**	—	—	—	—	103,020	103,020	—	—
Reimbursable organizational and offering expenses	31,211	63,765	—	—	32,462	65,241	—	57
Capitalized:
Acquisition fees	—	—	—	—	102,314	642,314	—	—
Financing coordination fees	—	—	—	—	—	100,156	—	—
Other:
Due to advisor for costs advanced	—	16,634	—	—	—	15,000	—	—
			$—	$79,755			$—	$51,518

*	Property management fees are included in “property expenses” in the accompanying condensed consolidated statements of operations.
**	Disposition fees for the three and six months ended June 30, 2017 are presented as a reduction of gain on sale of real estate investment property (see Note 6).

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Organizational and Offering Expenses

During the Company’s offering of its common stock which was terminated in July 2016, the Company was obligated to reimburse the Advisor or its affiliates for organizational and offering expenses paid by the Advisor on behalf of the Company. The Company reimburses the Advisor for organizational and offering expenses up to 3.0% of gross offering proceeds. As of June 30, 2018, the Advisor had incurred organizational and offering expenses of $2,796,198, which amount was in excess of 3.0% of the gross offering proceeds received by the Company. To the extent the Company receives more gross offering proceeds from future sales of its shares of common stock, including sales pursuant to its dividend reinvestment plan (the “Plan”), the Company will be obligated to reimburse the Advisor for these excess organization and offering expenses. As the amount of future gross offering proceeds under the Plan is uncertain, the amount the Company is obligated to reimburse to the Advisor is also uncertain.

Through June 30, 2018 and December 31, 2017, the Company has reimbursed the Advisor $2,751,172 and $2,687,407, respectively, for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through June 30, 2018 and December 31, 2017 was $2,751,172 and $2,687,350, respectively, of which $0 and $57 remained payable at June 30, 2018 and December 31, 2017, respectively.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on the Advisor for certain services that are essential to the Company, including the sale of the identification, evaluation, negotiation, origination, acquisition and disposition of real estate property investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide the respective services, the Company would be required to obtain such services from other sources.

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

Tenant Improvements

Pursuant to lease agreements, the Company has an obligation to pay for an aggregate of $328,992 in tenant improvements at June 30, 2018. At June 30, 2018 and December 31, 2017, the Company had $462,140 of restricted cash held by a lender on both balance sheet dates to fund tenant improvements for one property.

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

The SEC is conducting an investigation related to the advertising and sale of securities by the Company and its affiliated REITs in connection with their respective stock offerings. The investigation is a non-public fact-finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to these offerings. The SEC’s investigation is ongoing, and the Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the unaudited condensed consolidated financial statements are issued.

On August 3, 2018, the Company’s independent trust managers and the board of trust managers approved an increase in the Company’s maximum leverage ratio from 45% to 50%. Factors considered in approving the leverage ratio increase included the moderate level of 50% leverage, current economic and market conditions, the relative cost of debt and equity capital, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors.

Mortgage Loan Default

In August 2018, one of the Company’s special purpose subsidiaries defaulted on the Antioch, California property loan which had a balance of $1,869,536 as of June 30, 2018, as further described in Note 7. The loan in default is non-recourse to the Company and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch, California property loan and the default on that loan does not cross-default any of these other loans. The book value of the Antioch property after the impairment charge is less than 2.0% of the Company’s total investments in real estate property.

Dividends

On July 23, 2018, the Company’s board of trust managers declared dividends based on daily record dates for the period April 1, 2018 through June 30, 2018 at a rate of $0.00206044 per share per day, or $1,573,766, on the outstanding shares of the Company’s common stock, which the Company paid on July 25, 2018. Of the $1,573,766 dividend, $1,061,580 was reinvested through the Company’s Plan.

Repurchase of Common Stock

For the period from July 1, 2018 through August 10, 2018, the Company repurchased 141,316 shares for $1,406,420.

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

Overview

We were formed on March 7, 2012 as an unincorporated real estate investment trust, under the laws of the State of California. We have invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate were generally made by acquiring fee title or interests in entities that own and operate real estate. We have made acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants in common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor or other persons.

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

Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an Advisory Agreement with BrixInvest, LLC (our “Advisor”), formerly known as Rich Uncles, LLC, which manages our operations and manages our portfolio of core real estate properties and real estate related assets. Our Advisor is paid certain fees as set forth in Note 9 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Through August 10, 2018, we had sold 9,270,823 shares of common stock, including 1,071,202 shares of common stock sold under our dividend reinvestment plan, for gross offering proceeds of $92,905,754.

We have invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. We diversified our portfolio by geography, investment size, and investment risk with the goal of owning a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders.

Our investment objectives and policies may be amended or changed at any time by our board of trust managers. Although we have no plans at this time to change any of our investment objectives, our board of trust managers may change any and all such investment objectives, including our focus on single tenant properties, if our board of trust managers believes such changes are in the best interest of our shareholders.

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

As of June 30, 2018, we owned 21 properties in three states consisting of retail, office and industrial properties. The net book value of these properties was $127,870,774 at June 30, 2018.

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

At June 30, 2018, we owned a diversified portfolio of 21 properties as described below:

•	Eleven properties are retail properties which represent 33% of the portfolio, four properties are office properties which represent 34% of the portfolio, and six properties are industrial properties which represent 33% of the portfolio (expressed as a percentage of base rental revenue);
•	Fully leased, except for the Antioch, California property, with an occupancy rate of 99% based on square footage;
•	Leased to 21 different commercial tenants doing business in three separate property types;
•	Located in three states, primarily California;
•	With approximately 615,000 square feet of aggregate leasable space, of which approximately 185,000 square feet is retail property, approximately 184,000 square feet is office property, and 246,000 square feet is industrial property;
•	With an average leasable space per property of approximately 29,300 square feet; and
•	With a balance of outstanding debt of approximately $61,839,052.

Of the 21 properties in the portfolio, 20 properties, or 97%, by base rental revenue, are single-tenant properties. At June 30, 2018, all 21 properties were leased (although only 1,348 square feet of the 7,008 square foot Antioch, California property is leased) with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.6 years based on square footage. The Walgreens Santa Maria, California property has a remaining lease term of 43.0 years, provided the tenant does not exercise any of its eight early termination options.

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

See Note 1 to our condensed consolidated financial statements for further information on our business and organization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Our proceeds from shares sold have been, and will continue to be, primarily used for (i) property acquisitions; (ii) capital expenditures; and (iii) payment of principal on our outstanding mortgage indebtedness. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares, asset sales or from debt proceeds.

At June 30, 2018, the outstanding principal balance of our mortgage notes payable was $63,188,447 (see Note 7 to our condensed consolidated financial statements regarding details of our outstanding indebtedness).

Portfolio Information

Our real estate investments were as follows:

	As of
	June 30, 2018	December 31, 2017	June 30, 2017
Number of Properties:
Retail	11	11	11
Office (1)	4	4	7
Industrial (1)	6	6	3
Total	21	21	21

Leasable Square Feet:
Retail	184,388	184,388	184,388
Office (1)	183,752	183,752	326,715
Industrial (1)	246,259	246,259	103,296
Total	614,399	614,399	614,399

(1)	Certain properties have been reclassified between office and industrial to better reflect management’s view of the usage of the properties.

Cash Flow Summary

The following table summarizes our cash flow activity for the six months ended June 30:

	2018	2017
Net cash provided by operating activities	$2,473,841	$2,547,555
Net cash used in investing activities	$(423,631)	$(28,964,021)
Net cash (used in) provided by financing activities	$(3,471,735)	$21,561,121

Cash Flows from Operating Activities

For the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $2,473,841 and $2,547,555, respectively. The cash provided by operating activities during the six months ended June 30, 2018 primarily reflects net non-cash charges of $3,007,604, primarily related to depreciation and amortization, amortization of above-market leases, impairment of real estate investment property, common stock awarded for services and expensed organization and offering costs, partially offset by our net loss from operations, amortization of below-market leases, unrealized gain on interest rate swap valuations and straight-line rents. In addition, our positive cash flows from operations was partially offset by a decrease in accounts payable, accrued and other liabilities, partially offset by an increase in due to affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The cash provided by operating activities during the six months ended June 30, 2017 reflects our net income from operations of $1,331,862 plus net non-cash charges of $1,380,445, primarily related to depreciation and amortization, partially offset by a gain on sale of real estate investment, amortization of below-market leases and straight-line rents. In addition, increases in accounts payable, accrued and other liabilities, offset by an increase in tenant receivables and a decrease in due to affiliates, contributed to the positive cash flows from operations for the six months ended June 30, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $423,631 for the six months ended June 30, 2018 reflected the additions to our existing real estate investment properties.

Net cash used in investing activities was $28,964,021 for the six months ended June 30, 2017 and consisted of the following:

•	$30,664,507 for acquisitions of two real estate properties;
•	$367,771 for additions to existing real estate property investments;
•	$677,029 for payment of acquisition fees and costs;
•	$250,000 for payment of seller holdback; and
•	$250,000 for refundable purchase deposits; partially offset by
•	$3,245,286 proceeds from sale of real estate investment property.

Cash Flows from Financing Activities

Net cash used in financing activities was $3,471,735 for the six months ended June 30, 2018 and consisted primarily of the following:

•	$611,231 for repayments of mortgage notes payable;
•	$1,783,511 for repurchases of common stock;
•	$1,013,228 for dividends paid to common shareholders; and
•	$63,765 for payments of offering costs.

Net cash provided by financing activities was $21,561,121 for the six months ended June 30, 2017 and consisted primarily of the following:

•	$24,865,612 of proceeds from mortgage notes payable, partially offset by $523,514 of principal payments and deferred financing costs incurred of $545,958; and reduced by
•	$1,142,010 for repurchases of common stock;
•	$933,053 for cash dividends paid to common shareholders;
•	$85,380 for payment of refundable loan deposits; and
•	$74,576 for payment of organization and offering cost reimbursements to our Sponsor.

Capital Resources

Generally, our cash requirements for property acquisitions, debt payments, capital expenditures, and other investments will be funded by our equity, borrowings from financial institutions and mortgage indebtedness on our properties, and to a lesser extent, by our internally generated funds. Our cash requirements for operating and interest expenses and dividend distributions will generally be funded by internally generated funds. Our cash requirements for repurchases of common stock will generally be funded by offering proceeds from the Company’s dividend reinvestment plan. If available, future sources of capital include secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

We owned 21 properties at June 30, 2018 and 2017. We expect our rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to stay relatively flat or to slightly increase in 2018 due to the same number of properties owned by us.

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Rental Income

Rental income for the three months ended June 30, 2018 and 2017 was $2,738,965 and $2,747,820, respectively. The decrease of $8,855 or 0.3% quarter-over-quarter was primarily due to the sale of one property in April 2017, the expiration of a tenant lease at the Antioch, California property in December 2017, which has not yet been replaced and lower lease payments negotiated by a tenant that went through a restructuring in the second quarter of 2018, offset by rental income from the acquisition of the Sutter Health property in March 2017.

Tenant Reimbursements

Tenant reimbursements for the three months ended June 30, 2018 and 2017 were $626,198 and $760,131, respectively. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The decrease of $133,933 or 17.6% in the current year quarter was primarily due to a decrease in common area maintenance.

Expense Reimbursements/Fees to Affiliate

Asset management fees to affiliate for the three months ended June 30, 2018 and 2017 were $201,996 and $193,391, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Property management fees to affiliate for the three months ended June 30, 2018 and 2017 were $24,518 and $24,776, respectively.

Disposition fees to affiliate for the three months ended June 30, 2018 and 2017 were $0 and $103,020, respectively.

Subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements, which did not commence until January 1, 2018, were $97,949 for the three months ended June 30, 2018.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $266,896 and $238,118, respectively. The $28,778 or 12.1% increase in the current year quarter primarily reflects higher costs incurred for legal fees, trust managers and officers’ insurance, and common stock compensation awards for services rendered in the current year quarter. The overall increase reflects no property due diligence costs incurred in the current year quarter compared to $22,283 in the prior year quarter related to acquisition of the Walgreens property.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $1,409,093 and $1,452,354, respectively. The slight decrease in depreciation and amortization expense quarter-over quarter was primarily due to the full amortization of Chase Bank’s portion (Antioch, California property) of tenant improvements and in-place lease in December 2017. No equivalent depreciation and amortization expenses were incurred in the current year quarter. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 was $631,838 and $761,743, respectively. The 17.1% decrease was primarily due to an unrealized gain on interest rate swap valuations of $87,154 in the second quarter of 2018 compared to an unrealized loss on interest rate swaps of $55,032 in the second quarter of 2017. Interest expense increased by $12,281 quarter-over-quarter excluding the effect of the interest rate swap valuations for both quarters (see Note 7 of our condensed consolidated financial statements for interest expense details).

Property Expenses

Property expenses for the three months ended June 30, 2018 and 2017 were $640,042 and $673,445, respectively. The $33,403 or 5.0% decrease was primarily due to the decrease in insurance expense and property taxes, generally offset by an increase in repairs and maintenance and provision for doubtful accounts, during the current year quarter.

Impairment of Investment in Real Estate Property

The charge of $862,190 for the three months ended June 30, 2018, which is less than 1% of our total investments in real estate property, relates to the impairment of our property in Antioch, California due to the expiration of the lease term at December 31, 2017 and our subsequent difficulties encountered during the second quarter in our efforts to re-lease the property at acceptable rent rates (see Note 4 of our condensed consolidated financial statements for impairment details and Note 7 for details about our special purpose subsidiary’s declared default on the mortgage loan for this property).

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Rental Income

Rental income for the six months ended June 30, 2018 and 2017 was $5,481,525 and $5,117,947, respectively. The increase of $363,578 or 7.1% in the current year period was primarily due to the rental income from the acquisition of two properties (Sutter Health and Walgreens) in the first half of 2017, partially offset by the disposition of one real estate property (Chevron) in April 2017 and the expiration of the Chase Bank lease at the Antioch, California property in December 2017 which has not been re-leased.

Tenant Reimbursements

Tenant reimbursements for the six months ended June 30, 2018 and 2017 were $1,114,856 and $1,116,271, respectively. The decrease of $1,415 or 0.1% in the current year period was primarily due to the decrease in common area maintenance, repairs and maintenance and utilities, offset by an increase in property taxes.

Fees to Affiliate

Asset management fees to affiliate for the six months ended June 30, 2018 and 2017 were $403,965 and $355,592, respectively, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Disposition fees to affiliate for the six months ended June 30, 2018 and 2017 were $0 and $103,020, respectively.

Property management fees to affiliate for the six months ended June 30, 2018 and 2017 were $48,907 and $42,642, respectively.

Operating expense reimbursements, which did not commence until January 1, 2018, were $181,515 for the six months ended June 30, 2018, reflecting reimbursements for insurance, bank fees, personnel and other overhead costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2018 and 2017 were $530,260 and $387,783, respectively. The $142,477 or 36.7% increase primarily reflects higher costs incurred for legal, audit and consulting fees, trust managers and officers’ insurance, business tax and licenses and common stock compensation awards for services rendered in the current year period compared to the prior year period. The overall increase reflects no property due diligence costs incurred in the current year period compared to $30,509 in the prior year period related to acquisition of the Walgreens property.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2018 and 2017 was $2,857,337 and $2,670,428, respectively. The increase was primarily due to the depreciation on two investment properties acquired in the first half of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 was $1,116,711 and $1,222,944, respectively. The $106,233 or 8.7% decrease was primarily due to an unrealized gain on interest rate swap valuations of $317,370 for the six months ended June 30, 2018 compared to $30,892 for the six months ended 2017. Interest expense increased by $180,245 period-over-period excluding the effect of the interest rate swap valuations for both periods.

Property Expenses

Property expenses for the six months ended June 30, 2018 and 2017 were $1,271,180 and $1,014,404, respectively. The $256,776 or 25.3% increase was primarily due to the increase in property taxes, provision for doubtful accounts, repairs and maintenance expense and insurance expense for the six months ended June 30, 2018 compared to the same prior year period.

Impairment of Investment in Real Estate Property

The charge of $862,190 for the six months ended June 30, 2018, which is less than 1% of our total investments in real estate property, relates to the impairment of our property in Antioch, California due to the expiration of the lease term at December 31, 2017 and our subsequent difficulties encountered during the second quarter in our efforts to re-lease the property at acceptable rent rates (see Note 4 of our condensed consolidated financial statements for impairment details and Note 7 for details about our special purpose subsidiary’s declared default on the mortgage loan for this property).

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

As of June 30, 2018, we had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Advisor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of June 30, 2018 other than to the extent of 3% of the gross offering proceeds. Through June 30, 2018, our Advisor had incurred organizational and offering costs on our behalf in connection with our offering of $2,796,198. Through June 30, 2018, we had recorded $2,751,172 of organizational and offering costs, of which $0 was payable to the Advisor (see Note 9 to our condensed consolidated financial statements).

Dividends

Dividends declared, dividends paid, and cash flow provided by operations were as follows:

			Dividends Paid
Period (2)	Dividends Declared	Dividends Declared Per Share	Cash	Reinvested	Cash Flows Provided By Operating Activities (1)
First Quarter 2017	$1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	0.1875	465,689	1,103,595	672,800
Third Quarter 2017	1,563,430	0.1875	458,938	1,104,492	1,464,563
Fourth Quarter 2017	1,566,932	0.1875	478,673	1,088,259	1,252,518
2017 Totals	$6,248,235	$0.7500	$1,859,258	$4,388,977	$5,161,616

First Quarter 2018	$1,574,919	$0.1875	$534,554	$1,040,365	$1,566,444
Second Quarter 2018	1,566,934	0.1875	478,674	1,088,260	907,398
2018 Totals	$3,141,853	$0.3750	$1,013,228	$2,128,625	$2,473,842

(1)	Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the dividend period rather than the quarter for which dividends were declared.

(2)	Dividends are paid on a quarterly basis. In general, dividends for record dates as of the end of a given quarter are paid on or about the 25th of the first month following the quarter. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend Period	Rate Per Share Per Day	Declaration Date	Payment Date
January 1 - March 31, 2017	$0.002083	April 20, 2017	April 20, 2017
April 1 - June 30, 2017	$0.002060	July 20, 2017	July 20, 2017
July 1 - September 30, 2017	$0.002038	October 20, 2017	October 20, 2017
October 1 - December 31, 2017	$0.002038	January 25, 2018	January 25, 2018
January 1 - March 31, 2018	$0.002083	April 24, 2018	April 25, 2018
April 1 - June 30, 2018	$0.002060	July 23, 2018	July 25, 2018

Going forward, we expect our board of trust managers to continue to declare cash dividends based on daily record dates and to pay these dividends on a quarterly basis, and to continue to declare dividends based on a single declaration date after the end of the quarter. Cash dividends will be determined by our board of trust managers based on our financial condition and such other factors as our board of trust managers deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends to our shareholders other than as necessary to meet REIT qualification requirements.

To date, the sources of cash used to pay our shareholder dividends have been primarily from net rental income received.

Properties

As of June 30, 2018, we owned 21 properties encompassing approximately 614,399 leasable square feet in three states. We were in the offering state of our life cycle through July 20, 2016. Acquisitions on all assets owned had been completed through June 2017. We have fully invested the offering proceeds (see Note 4 to our condensed consolidated financial statements).

Recent Market Conditions

Financial conditions affecting commercial real estate have been stable, as generally low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries and recent indicators reflect a likelihood of interest rate increases. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to refinance any of our debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable to us. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate locks or swap agreements, or any combination of the foregoing.

Commercial real estate fundamentals continue to remain favorable, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution. Although commercial property construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values. However, future increases in interest rates could have a negative impact on property values.

Election to be Taxed as a REIT

We elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended beginning with the taxable year ended December 31, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our shareholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our shareholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct dividends paid to our shareholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our condensed consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2017 audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on April 2, 2018. There have been no significant changes to our policies during the three months ended June 30, 2018.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our condensed consolidated financial statements for commitment and contingencies).

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 9 to our condensed consolidated financial statements and our Annual Report on Form 10-K, filed with the SEC on April 2, 2018 for additional details of the various related-party transactions and agreements).

Subsequent Events

See Note 7 to our condensed consolidated financial statements for information regarding a recent default on the mortgage loan on our property in Antioch, California and Note 11 for other events that occurred subsequent to June 30, 2018 through the filing date of this report.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for further explanation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable as we are a Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is (i) processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2018 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

Except for the following correction related to our share repurchase program, there have been no other material changes to the risk factors set forth under “Risk Factors” in Item 1A of our December 31, 2017 audited financial statements included in our Annual Report on Form 10-K, as amended, filed with the SEC on April 2, 2018.

Our shareholders may not be able to immediately sell their shares under our share repurchase program.

We do not expect that a secondary market for resale of our stock will develop, but we do provide a quarterly share repurchase program for shareholders who wish to sell their shares. Our share repurchase program is funded by, and limited to, proceeds realized from our sale of shares under our dividend reinvestment plan. There can be no assurance that we will have sufficient funds for our quarterly share repurchases. Share repurchase requests will be honored on a first-come, first serve basis. If we do not have sufficient funds available at the time when a redemption is requested, the redeeming shareholder may (i) withdraw their request for redemption or (ii) ask that we honor their request, if and when sufficient funds become available. Such pending requests will also be honored on a first-come, first-serve basis.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we did not sell or issue equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than the 91,157 shares that were sold to our existing shareholders under the Plan and the 4,049 shares that were issued to our independent trust managers as part of the trust managers’ compensation plan.

Use of Proceeds from Registered Securities

We commenced the offering of our stock to California investors only on March 7, 2012 and terminated the Offering on July 20, 2016, except for shares continuing to be sold pursuant to the Plan. Through June 30, 2018, we had sold 9,171,537 shares of common stock in the offering for gross proceeds of $91,847,361, including 971,916 shares of common stock under the Plan for gross offering proceeds of $9,851,150 (see Note 9 to our condensed consolidated financial statements for information regarding certain reimbursements paid to our Advisor).

Net proceeds available for investment after the payment of the costs described above were approximately $89,028,271. A portion of these proceeds, along with proceeds from debt financings, were used to make approximately $140,708,285 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Dividends for a description of the sources that have been used to fund our dividend distributions.

Issuer Redemptions of Equity Securities

The following table summarizes our repurchase activity under our share repurchase program for our common stock for the three months ended June 30, 2018.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Dollar Value of Shares Repurchased Under the Program
Second quarter 2018 (quarterly redemption)	109,888	$10.66	$1,171,406

During the three months ended June 30, 2018, we fulfilled repurchase requests and repurchased shares pursuant to our share repurchase program as follows:

(1)	We generally repurchase shares approximately 15 days following the end of the applicable quarter in which requests were received.

(2)	The share repurchase program is funded by and limited to proceeds realized from our sale of shares under the Plan. The maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares in the prior twelve months less the amounts repurchased during the same twelve-month period. The dollar value is as of the last day of the quarter presented. The dollar amount is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months reduced by the number of shares already repurchased multiplied by (2) the per share price in cash equal to the lesser of (i) the net asset value per share, as calculated and published by our Advisor and (ii) the per share price paid for the shares by the redeeming shareholder. Furthermore, once we have published our NAV, the NAV per share is to be used in the calculation in place of the per share offering price. If we determine that sufficient funds are not available to fund the share repurchase program, we have the ability to repurchase the number of shares that we believe we have sufficient funds to repurchase. In addition, our board of trust managers may amend, suspend or terminate the share repurchase program without shareholder approval upon 30 days’ notice. Our board of trust managers may amend, suspend, or terminate the share repurchase program due to changes in law or regulation, or if the board of trust managers becomes aware of undisclosed material information that our board of trust managers believes should be publicly disclosed before shares are repurchased.

We currently determine our NAV and NAV per share annually in January of each year as of December 31 of the prior year, beginning in January 2018 and calculated as of December 31, 2017. In January 2018, our board of trust managers, including a majority of the independent trust managers, approved and established an estimated per share NAV of the Company’s common stock of $10.66 per share. This was the first time that the board of trust managers has determined an estimated per share NAV of the Company’s common stock. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis. More detail about the initial calculation of our NAV is set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Determination of Estimated Per Share Value.”

Item 3.	Defaults Upon Senior Securities

No events occurred during the six months ended June 30, 2018 that would require a response to this item; however, see Note 7 to our condensed consolidated financial statements for information regarding a recent default on the mortgage loan on our property in Antioch, California.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are included herewith or incorporated herein by reference.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
10.1	Amendment No. 1 to Amended and Restated Advisory Agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABESL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	In accordance with Item 601 (b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Uncles Real Estate Investment Trust I
(Registrant)

By:	/s/ HAROLD HOFER
Name:	Harold Hofer
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Name:	Raymond J. Pacini
Title:	Chief Financial Officer (principal financial officer)

Date: August 13, 2018

