Form 10-Q
period 2018-09-30
Rich Uncles Real Estate Investment Trust I
filed 2018-11-13
CIK 1672754

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of October 31, 2018, there were 8,386,696 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

FORM 10-Q

SEPTEMBER 30, 2018

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

The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report.

Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•	We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on a timely basis or on attractive terms.
•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•	Disruptions in the financial markets and uncertain economic conditions affecting us, the geographies or industries in which our properties are concentrated, or our tenants may adversely affect our business, financial condition and results of operations.
•	Our properties, intangible assets and other assets may be subject to impairment charges.
•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties and may be unable to dispose such properties on advantageous terms.
•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•	We may be affected by risk related to the incurrence of additional secured or unsecured debt.
•	We have only a limited prior operating history, and the prior performance of real estate investment programs sponsored by affiliates of our sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC), may not be an indication of our future results.
•	We may not be able to attain or maintain profitability.
•	Cash for dividend distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements or fees paid to BrixInvest, LLC, our Advisor and Sponsor.
•	We may not generate cash flows sufficient to pay our dividends to shareholders or meet our debt service obligations.
•	We may be affected by risks resulting from losses in excess of insured limits.
•	We may fail to qualify as a REIT for U.S. federal income tax purposes.
•	Our business, financial condition and results of operations may be adversely affected by an ongoing investigation by the SEC.
•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
•	Our advisor, sponsor and their affiliates, including all of our executive officers and our affiliated trust managers and other key real estate professionals, face conflicts of interest, which may result in actions that are not in the long-term best interests of our shareholders.
•	An increasing portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, viruses, ransomware, and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats that could impact day-to-day operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our investors, tenants, employees, and vendors and cause system failures and disruptions of operations.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Real estate investments:
Land	$29,691,680	$29,896,957
Buildings and improvements	97,617,118	97,857,500
Tenant origination and absorption costs	12,706,234	12,699,134
Total investments in real estate property	140,015,032	140,453,591
Accumulated depreciation and amortization	(13,568,927)	(9,286,921)
Total investments in real estate property, net	126,446,105	131,166,670
Cash and cash equivalents	3,356,286	5,565,667
Restricted cash	462,140	462,140
Tenant receivables, net	1,749,533	1,494,938
Above-market lease intangibles, net	790,692	817,182
Interest rate swap derivatives	659,972	321,450
Other assets	128,811	25,207
Total assets	$133,593,539	$139,853,254

Liabilities and Shareholders’ Equity
Mortgage notes payable, net	$61,635,433	$62,277,387
Accounts payable, accrued and other liabilities	1,535,746	1,254,632
Sales deposit liability (Note 5)	1,000,000	1,000,000
Share repurchase payable	857,001	612,099
Below-market lease intangibles, net	3,320,885	3,966,008
Due to affiliates (Note 9)	340	51,518
Interest rate swap derivatives	—	18,998
Total liabilities	68,349,405	69,180,642

Commitments and contingencies (Note 10)

Redeemable common stock	153,768	586,242

Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 8,367,689 and 8,358,254 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	83,677	83,583
Additional paid-in-capital	82,675,538	82,350,273
Cumulative distributions and net losses	(17,668,849)	(12,347,486)
Total shareholders’ equity	65,090,366	70,086,370
Total liabilities and shareholders’ equity	$133,593,539	$139,853,254

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$2,741,108	$2,757,348	$8,222,633	$7,897,962
Tenant reimbursements	552,276	541,801	1,667,132	1,635,404
Total revenue	3,293,384	3,299,149	9,889,765	9,533,366

Expenses:
Fees to affiliates (Note 9)	271,263	234,585	856,743	590,178
General and administrative	230,299	236,179	760,559	623,962
Depreciation and amortization	1,424,669	1,481,521	4,282,006	4,151,949
Interest expense	714,138	733,811	1,830,849	1,956,754
Property expenses	631,985	602,584	1,903,165	1,616,988
Impairment of real estate investment property (Note 4)	—	—	862,190	—
Total expenses	3,272,354	3,288,680	10,495,512	8,939,831

Other income:
Interest income	—	—	—	838
Gain on sale of real estate investment property, net (Note 6)	—	—	—	747,957
Total other income	—	—	—	748,795

Net income (loss)	$21,030	$10,469	$(605,747)	$1,342,330

Net income (loss) per share, basic and diluted	$0.00	$0.00	$(0.07)	$0.16

Weighted-average number of common shares outstanding, basic and diluted	8,389,726	8,365,137	8,403,649	8,354,141

Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Statement of Shareholders' Equity

Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional Paid -in-	Cumulative Distributions and Net	Total Shareholders'
	Shares	Amounts	Capital	Losses	Equity
Balance, December 31, 2017	8,358,254	$83,583	$82,350,273	$(12,347,486)	$70,086,370

Issuance of common stock	299,568	2,995	3,187,209	—	3,190,204
Stock compensation expense	12,900	129	137,385	—	137,514
Reclassifications from redeemable common stock	—	—	187,572	—	187,572
Repurchase of common stock	(303,033)	(3,030)	(3,186,901)	—	(3,189,931)
Dividends declared	—	—	—	(4,715,616)	(4,715,616)
Net loss	—	—	—	(605,747)	(605,747)
Balance, September 30, 2018	8,367,689	$83,677	$82,675,538	$(17,668,849)	$65,090,366

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net (loss) income	$(605,747)	$1,342,330
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,282,006	4,151,949
Provision for doubtful accounts	64,944	—
Stock compensation expense	137,514	106,000
Deferred rents	(257,731)	(488,560)
Amortization of deferred financing costs	259,344	224,383
Amortization of above-market leases	26,490	23,096
Amortization of below-market leases	(645,123)	(657,010)
Impairment of real estate investment property	862,190	—
Gain on sale of real estate investment, net	—	(747,957)
Unrealized gain on interest rate swap valuation	(357,520)	(47,278)
Expensed organization and offering costs	—	98,349
Changes in operating assets and liabilities:
Tenant receivables	(61,808)	(368,834)
Other assets	(93,604)	(14,904)
Accounts payable, accrued and other liabilities	281,114	763,820
Due to affiliates	44,434	(476,286)
Net cash provided by operating activities	3,936,503	3,909,098

Cash Flows from Investing Activities:
Acquisitions of real estate investments	—	(30,699,222)
Additions to existing real estate investments	(423,631)	(1,501,764)
Payment of acquisition fees and costs	—	(622,319)
Payment of seller holdback	—	(250,000)
Refundable purchase deposits	—	(250,000)
Net proceeds from sale of real estate investment property	—	3,196,480
Net cash used in investing activities	(423,631)	(30,126,825)

Cash Flows from Financing Activities:
Proceeds from mortgage notes payable	—	24,865,612
Repayments of mortgage notes payable	(901,298)	(788,348)
Refundable loan deposits	(10,000)	(85,380)
Payments of deferred financing costs to third parties	—	(558,723)
Payment of offering costs to affiliates	(95,612)	(110,948)
Repurchase of common stock	(3,189,931)	(2,620,429)
Dividends paid to common shareholders	(1,525,412)	(1,398,742)
Net cash (used in) provided by financing activities	(5,722,253)	19,303,042

Net decrease in cash, cash equivalents and restricted cash	(2,209,381)	(6,914,685)

Cash, cash equivalents and restricted cash, beginning of period	6,027,807	13,465,152
Cash, cash equivalents and restricted cash, end of period	$3,818,426	$6,550,467

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,870,216	$1,661,822

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassifications (from) to redeemable common stock	$(187,572)	$277,083
Increase in share redemptions payable	$244,902	$360,778
Reinvested dividends from common shareholders	$3,190,204	$3,278,324
Purchase deposits applied to acquisition of real estate	$—	$1,500,000
Security deposits assumed and prorations from acquisitions	$—	$107,029

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

On January 18, 2018, the Company’s board of trust managers approved and established an estimated net asset value (“NAV”) per share of the Company’s common stock of $10.66. Effective January 19, 2018, the purchase price per share of the Company’s common stock in the Company’s dividend reinvestment plan and share repurchase plan increased from $10.00 to $10.66.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on April 2, 2018.

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

Cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued and other liabilities, sales deposit liability, share repurchase payable and due to affiliates: These balances approximate their fair values due to the short nature of these items.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Per Share Data

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2018 and 2017.

Impairment of Investment in Real Estate Property

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 4, the Company recorded an impairment charge of $862,190 related to its Antioch, California property during the second quarter of 2018. The impairment charge was less than 1% of the Company’s investments in real estate property as of June 30, 2018, the date of impairment.

Reclassifications

Certain prior year revenue account balances in the statement of operations have been reclassified to conform with the current year presentation. The reclassifications had no impact on net income.

Recent Accounting Pronouncements

New Accounting Standards Issued and Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as amended, requires an entity to use a five-step model to determine when to recognize revenue from customer contracts in an effort to increase consistency and comparability throughout global capital markets and across industries. ASU 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry specific guidance throughout the Industry Topics of the Codification. This ASU requires an entity to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide certain additional disclosures. The Company has evaluated each of its revenue streams and their related accounting policies under ASU 2014-09. Rental income and tenant reimbursements earned from leasing its real estate properties are excluded from ASU 2014-09 and are assessed with the adoption of the ASU for leases as discussed below. The Company adopted ASU 2014-09 beginning January 1, 2018 and utilized the modified retrospective basis. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements. However, future real estate sales contracts will qualify as sales to noncustomers. The Company will assess and implement any future recognition of gain or loss on sales of properties according to the provisions of ASU 2014-09.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”). ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company expects to adopt this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. In addition, ASU No. 2018-11 provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company expects to adopt this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU 2016-02 is effective for the Company beginning January 1, 2020. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its financial statements.

NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS

Tenant Receivables, Net

Tenant receivables, net consisted of the following:

	September 30, 2018	December 31, 2017
Straight-line rent	$1,339,811	$1,082,080
Tenant rent	128,671	301,588
Unbilled tenant reimbursements	281,051	93,420
Other	—	76,178
	1,749,533	1,553,266
Less allowance for doubtful accounts	—	(58,328)
Net	$1,749,533	$1,494,938

Accounts Payable, Accrued and Other Liabilities

Accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$39,845	$45,029
Accrued expenses	586,233	205,774
Accrued interest payable	240,039	215,700
Unearned rent	399,523	518,023
Tenant security deposits	270,106	270,106
Total	$1,535,746	$1,254,632

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 4. REAL ESTATE INVESTMENTS

The following table provides summary information regarding the Company’s 21 real estate investments as of September 30, 2018:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, Net
Chase Bank and Great Clips (1)	Antioch, CA	8/22/2014	Retail	$2,297,845	$668,201	$(1,108,473)	$1,857,573
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	—	(130,824)	2,644,176
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	7,100	(665,913)	3,091,187
Chevron Gas Station (see Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	—	(290,678)	2,509,322
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,460	568,539	(494,017)	3,225,982
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(552,114)	4,769,473
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,285	(666,016)	6,965,715
PMI Preclinical	San Carlos, CA	12/9/2015	Industrial	8,920,000	—	(573,974)	8,346,026
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(615,607)	4,413,115
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(355,136)	3,099,741
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(2,244,741)	11,200,250
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,295,879	206,844	(228,465)	1,274,258
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(871,358)	4,434,642
Solar Turbines	San Diego, CA	7/21/2016	Office	5,738,978	389,718	(423,988)	5,704,708
Amec Foster	San Diego, CA	7/21/2016	Industrial	7,010,799	485,533	(515,975)	6,980,357
ITW Rippey	El Dorado, CA	8/18/2016	Industrial	6,178,204	407,316	(626,369)	5,959,151
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(56,951)	1,217,654
Gap	Rocklin, CA	12/1/2016	Office	7,220,909	677,192	(572,677)	7,325,424
L-3 Communications	San Diego, CA	12/23/2016	Industrial	10,799,500	961,107	(639,846)	11,120,761
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(1,786,564)	25,340,326
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(149,241)	4,966,264
				$127,308,798	$12,706,234	$(13,568,927)	$126,446,105

(1)	See following impairment charge discussion.

Impairment Charge

During the second quarter of 2018, the Company learned that it was unlikely that a single tenant would be interested in leasing the 5,660 square feet of space at the Antioch, California property that was previously leased by Chase Bank. While the Company had received expressions of interest from potential tenants, they were all interested in smaller spaces at lower rental rates which would have required the Company to invest in substantial tenant improvements to subdivide the space.

The Company’s special purpose subsidiary that owns this property notified the lender on July 13, 2018 that it is unwilling to make such additional improvements in the Antioch, California property unless it could restructure the existing mortgage which matures in February 2019, or payoff the mortgage at a discount, as discussed in Note 7. Having not reached any agreement with the lender when the August 2018 mortgage payment came due, the Company’s special purpose subsidiary notified the lender on August 9, 2018 that it was defaulting on the mortgage loan which had a balance of $1,869,536 as of June 30, 2018, and that it intended to surrender the property to the lender unless an acceptable agreement could be reached. The book value of the Antioch property after the impairment charge is less than 2.0% of the Company’s total investments in real estate property.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Given the decline in expected rental rates for the Antioch, California property, the Company concluded that it was necessary to record an impairment charge of $862,190 as of June 30, 2018, which is less than 1% of the Company’s total investments in real estate property, based on the estimated fair value of the real estate which approximated the then outstanding balance of the existing mortgage loan. This impairment charge is reflected in the Company’s results of operations for the nine months ended September 30, 2018.

Notice of Default

On September 28, 2018, the Company received a notice of default and election to sell under deed of trust (the “Notice”) dated September 19, 2018 for the Antioch, California property from an agent for the lender. The Notice was filed for recording in the Office of the Recorder of Contra Costa County, California on September 24, 2018. While the Company was given a 90-day cure period from the date of record before a sale date of the Antioch, California property may be set, the Company does not plan to cure the default.

The loan in default is non-recourse to the Company (except for property taxes, insurance and the lender’s legal fees and other costs incurred prior to the date of foreclosure) and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch property loan and the Company’s special purpose subsidiary’s default on that loan does not cross-default any of these other loans. The Company is continuing to accrue default interest, penalties as well as property taxes, insurance and the lender’s legal fees and costs.

Current Year Acquisitions or Dispositions

There were no acquisitions or dispositions during the nine months ended September 30, 2018.

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

As of September 30, 2018, the future minimum contractual rental income due under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

October through December 2018	$2,472,538
2019	10,008,899
2020	10,197,455
2021	9,220,308
2022	7,674,625
2023	5,884,134
Thereafter	27,901,568
$73,359,527

Revenue Concentration

The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Property and Location	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$663,998	20.2%	$2,039,643	20.6%
ITW Rippey, El Dorado, CA	$517,309	15.7%	$1,508,718	15.3%
PreK San Antonio, San Antonio, TX	$386,681	11.7%	$1,242,782	12.6%

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Asset Concentration

The Company’s portfolio’s asset concentration (greater than 10% of total assets) for the fiscal period September 30, 2018 was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
Sutter Health, Rancho Cordova, CA	$1,920,911	19.0%

Intangibles

As of September 30, 2018, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
Cost	$12,706,234	$872,408	$(5,349,909)
Accumulated amortization	(4,019,601)	(81,716)	2,029,024
Net amount	$8,686,633	$790,692	$(3,320,885)

The intangible assets and liabilities acquired in connection with these acquisitions have a weighted average amortization period of approximately 9.2 years as of September 30, 2018. Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Leases	Below-Market Leases
October through December 2018	$384,423	$8,830	$(215,041)
2019	1,537,689	35,320	(860,165)
2020	1,537,689	35,320	(860,165)
2021	1,290,572	35,320	(667,541)
2022	1,067,822	35,320	(201,982)
2023	683,378	35,320	(113,651)
Thereafter	2,185,060	605,262	(402,340)
Total	$8,686,633	$790,692	$(3,320,885)

Weighted average remaining amortization period	7.7 years	35.3 years	4.9 years

NOTE 5. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY

In March 2016, the Company entered into a tenancy-in-common agreement related to and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser has the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale does not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense. As of September 30, 2018 and December 31, 2017, sales deposit liability amounted to $1,000,000 at both balance sheet dates. The interest expense recorded as a result of this transaction was $13,751 for each of the three months ended September 30, 2018 and 2017 and $41,252 for each of the nine months ended September 30, 2018 and 2017 (see Note 7). The sale will qualify as a sale for financial reporting if the right to require the Company to repurchase the 29.86% interest in the property expires on March 1, 2019 without being exercised.

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

NOTE 7. DEBT

Mortgage Notes Payable

As of September 30, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Chase Bank and Great Clips	$1,866,364	$(13,414)	$1,852,950	4.37% fixed	4.37%	2/5/2019
Levins	2,136,966	(27,157)	2,109,809	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	1,943,215	(28,862)	1,914,353	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General	2,391,318	(44,634)	2,346,684	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,765,956	(84,221)	3,681,735	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,237,297	(102,455)	4,134,842	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,718,997	(68,265)	2,650,732	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA)	1,850,062	(52,917)	1,797,145	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,263,315	(131,579)	5,131,736	4.25% fixed	4.25%	12/1/2021
Dinan Cars	2,778,198	(65,353)	2,712,845	One-month LIBOR + 2.27%	4.02%	1/5/2022
Solar Turbines, Amec Foster, ITW Rippey	9,700,694	(238,380)	9,462,314	3.35% fixed	3.35%	11/1/2026
Dollar General Big Spring	624,262	(24,252)	600,010	4.69% fixed	4.69%	3/13/2022
Gap	3,732,019	(86,667)	3,645,352	4.15% fixed	4.15%	8/1/2023
L-3 Communications	5,403,380	(111,786)	5,291,594	4.50% fixed	4.50%	4/1/2022
Sutter Health	14,486,336	(183,004)	14,303,332	4.50% fixed	4.50%	3/9/2024
Total	$62,898,379	$(1,262,946)	$61,635,433

(1)	Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of September 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable) (see Note 8 for information regarding the Company’s derivative instruments).

On August 3, 2018, the Company’s independent trust managers and the board of trust managers approved an increase in the Company’s maximum leverage ratio from 45% to 50%. Factors considered in approving the increase in the leverage ratio included the moderate level of 50% leverage, current economic and market conditions, the relative cost of debt and equity capital, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The mortgage notes payable provide for monthly payments of principal and interest. The mortgage loans payable have balloon payments that are due at loan maturity. Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company is in compliance with all terms and conditions of the mortgage loan agreements, with the exception of the Chase Bank and Great Clips loan (Antioch, California) for which the Company did not make the August 5, 2018 or subsequent mortgage payments.

As discussed in Note 4, during the second quarter of 2018, the Company recorded an impairment charge of $862,190 related to its investment in the property in Antioch, California due to the expiration of the Chase Bank lease term at December 31, 2017 and subsequent difficulties encountered by the Company during the second quarter in its efforts to re-lease the property at acceptable rent rates and without incurring substantial potential tenant improvement costs. The book value of the Antioch property after the impairment charge is less than 2.0% of the Company’s total investments in real estate property.

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

Since no agreement had been reached on how to restructure this loan on August 9, 2018, the Company’s special purpose subsidiary that owns the Antioch property notified the lender that it had defaulted on the mortgage loan and intends to surrender the property to the lender. The loan in default is non-recourse to the Company (except for property taxes, insurance and the lender’s legal fees and other costs incurred prior to the date of foreclosure) and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch property loan and the Company’s special purpose subsidiary’s default on that loan does not cross-default any of these other loans.

On September 28, 2018, the Company received a notice of default and election to sell under deed of trust dated September 19, 2018 for the Antioch, California property from an agent for the lender. The Notice was filed for recording in the Office of the Recorder of Contra Costa County, California on September 24, 2018. While the Company was given a 90-day cure period from the date of record before a sale date of the Antioch, California property may be set, the Company does not plan to cure the default.

The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

September 30, 2018			December 31, 2017
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$62,898,379	$61,635,433	$60,716,753	$63,799,678	$62,277,387	$62,258,532

Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of September 30, 2018 and December 31, 2017 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

The following summarizes the future principal payments on the Company’s mortgage notes payable as of September 30, 2018:

October through December 2018 (1)	$2,170,408
2019	1,241,696
2020	1,286,396
2021	23,878,964
2022	8,888,653
2023	3,965,722
Thereafter	21,466,540
Total principal	$62,898,379

(1)	Reflects the acceleration of Chase Bank and Great Clips loan given the default described above.

Interest Expense

The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Mortgage notes payable
Interest expense incurred (1)	$654,087	$662,835	$1,887,773	$1,738,397
Amortization of deferred financing costs	86,448	78,607	259,344	224,383
Unrealized gain on interest rate swaps (see Note 8)	(40,149)	(21,382)	(357,520)	(47,278)
Sales deposit liability (see Note 5)	13,751	13,751	41,252	41,252
Total interest expense	$714,137	$733,811	$1,830,849	$1,956,754

(1)	For the three months ended September 30, 2018 and 2017, interest expense included $(24,762) and $24,899 of monthly (reductions) payments to settle the Company’s interest rate swaps and $(30,557) and $108,293 for the nine months ended September 30, 2018 and 2017, respectively. Accrued interest receivable (payable) includes $7,793 and $(3,913) at September 30, 2018 and December 31, 2017, respectively, representing the unsettled portion of the interest rate swap valuation from the most recent settlement date through September 30, 2018 and December 31, 2017, respectively.

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

The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	September 30, 2018					December 31, 2017
Derivative Instruments	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$21,822,008	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	2.60 years	8	$22,170,310	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	3.35 years

(1)	The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,546,330 as of September 30, 2018.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets:

		September 30, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	8	$659,972	7	$321,450

Interest Rate Swaps	Liability – Interest rate swap derivatives, at fair value	—	$—	1	$(18,998)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge for financial accounting purposes is recorded as interest expense in the condensed consolidated statements of operations. None of the Company’s derivatives at September 30, 2018 nor December 31, 2017 were designated as hedging instruments, therefore the net unrealized (gain) loss recognized on interest rate swaps of $(40,149) and $(21,382) was recorded as a (decrease) increase in interest expense for the three months ended September 30, 2018 and 2017, respectively, and $(357,520) and $(47,278) was recorded as a decrease in interest expense for the nine months ended September 30, 2018 and 2017, respectively.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS

The costs incurred by the Company pursuant to the Advisory Agreement for the three and nine months ended September 30, 2018 and 2017, as well as the related amounts of payable or receivable as of September 30, 2018 and December 31, 2017 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates.”

	Three Months Ended	Nine Months Ended			Three Months Ended	Nine Months Ended
	September 30, 2018		September 30, 2018		September 30, 2017		December 31,2017
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees	$203,763	$607,728	$—	$—	$199,724	$555,317	$—	$3,513
Other operating expense reimbursement	—	—	—	—	—	—	—	47,948
Reimbursable operating expense	67,500	249,015	—	—	34,861	34,861	—	—
Fees to affiliates	271,263	856,743	—	—	234,585	590,178	—	—

Property management fees*	25,763	74,670	—	340	24,776	67,419	—	—
Disposition fees**	—	—	—	—	—	103,020	—	—
Reimbursable organizational and offering expenses	31,847	95,612	—	—	33,108	98,349	—	57
Capitalized:
Acquisition fees	—	—	—	—	28,956	671,270	—	—
Financing coordination fees	—	—	—	—	—	100,156	—	—
Other:
Due to (from) advisor for costs advanced	18,413	67,079	—	—	17,269	17,269	—	—
			$—	$340			$—	$51,518

*	Property management fees are included in “property expenses” in the accompanying condensed consolidated statements of operations.

**	Disposition fees for the nine months ended September 30, 2017 are presented as a reduction of gain on sale of real estate investment property (see Note 6).

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Organizational and Offering Expenses

During the Company’s offering of its common stock which was terminated in July 2016, the Company was obligated to reimburse the Advisor or its affiliates for organizational and offering expenses paid by the Advisor on behalf of the Company. The Company reimburses the Advisor for organizational and offering expenses up to 3.0% of gross offering proceeds. As of September 30, 2018, the Advisor had incurred organizational and offering expenses of $2,796,198, which amount was in excess of 3.0% of the gross offering proceeds received by the Company as of September 30, 2018. Subsequently, the Company received additional gross offering proceeds pursuant to its dividend reinvestment plan (the “Plan”), and the Company reimbursed the Advisor for these excess organization and offering expenses.

Through September 30, 2018 and December 31, 2017, the Company has reimbursed the Advisor $2,783,019 and $2,687,407, respectively, for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through September 30, 2018 and December 31, 2017 was $2,783,019 and $2,687,350, respectively, of which $0 and $57 remained payable at September 30, 2018 and December 31, 2017, respectively. The Company reimbursed the Advisor for the final $13,179 subsequent to September 30, 2018, in connection with share sales pursuant to the Plan.

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

Asset Management Fee

The Company pays the Advisor as compensation for the advisory services rendered, a monthly fee in an amount equal to 0.05% of the Company’s Average Invested Assets, as defined (the “Asset Management Fee”), as of the end of the preceding month. The Asset Management Fee is payable monthly on the last business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company depends on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of real estate property investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event the Advisor is unable to provide the respective services, the Company would be required to obtain such services from other sources.

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

Tenant Improvements

Pursuant to lease agreements, the Company has an obligation to pay for an aggregate of $395,599 and $553,088 in tenant improvements as of September 30, 2018 and December 31, 2017, respectively, for one property. At September 30, 2018 and December 31, 2017, the Company had $462,140 of restricted cash held by a lender as of both balance sheet dates to fund tenant improvements for this property.

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

The SEC is conducting an investigation related to the advertising and sale of securities by a REIT affiliated with the Company in connection with the early stage of its stock offering. The investigation is a non-public fact-finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to these offerings. The SEC’s investigation is ongoing, and the Company has cooperated and intends to continue to cooperate with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the unaudited condensed consolidated financial statements are issued.

Dividends

On October 25, 2018, the Company’s board of trust managers declared dividends based on daily record dates for the period July 1, 2018 through September 30, 2018 at a rate of $0.00203804 per share per day, or $1,568,049, on the outstanding shares of the Company’s common stock, which the Company paid on October 25, 2018. Of the $1,568,049 declared dividends, $1,059,111 was reinvested through the Company’s Plan.

Repurchase of Common Stock

Subsequent to September 30, 2018, the Company repurchased 80,394 shares for $857,001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” above.

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

Overview

We were formed on March 7, 2012 as an unincorporated real estate investment trust, under the laws of the State of California. We have invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate were generally made by acquiring fee title or interests in entities that own and operate real estate. We have made acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships.

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

Through October 31, 2018, we had sold 9,391,263 shares of common stock, including 1,170,903 shares of common stock sold under our dividend reinvestment plan, for gross offering proceeds of $94,189,635.

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

As of September 30, 2018, we owned 21 properties in three states consisting of retail, office and industrial properties. The net book value of these properties was $126,446,105 at September 30, 2018.

The Company

We are a publicly registered, non-exchange traded company dedicated to providing shareholders with dependable quarterly dividends. We believe we are qualified and operate as a real estate investment trust, or REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our shareholders. Our quarterly dividends are supported by the cash flow generated from real estate we own under long-term, net lease agreements with local, regional, and national commercial tenants.

At September 30, 2018, we owned a diversified portfolio of 21 properties as described below:

•	Eleven properties are retail properties which represent 33% of the portfolio, four properties are office properties which represent 34% of the portfolio, and six properties are industrial properties which represent 33% of the portfolio (expressed as a percentage of base rental revenue);
•	Fully leased, except for the Antioch, California property, with an occupancy rate of 99% based on square footage;
•	Leased to 21 different commercial tenants doing business in three separate property types;
•	Located in three states, primarily California;
•	With approximately 614,000 square feet of aggregate leasable space, of which approximately 184,000 square feet is retail property, approximately 184,000 square feet is office property, and approximately 246,000 square feet is industrial property;
•	With an average leasable space per property of approximately 29,300 square feet; and
•	With an outstanding debt balance of $61,635,433, net of deferred financing costs of $1,262,946.

Of the 21 properties in the portfolio, 20 properties, or 97%, by base rental revenue, are single-tenant properties. At September 30, 2018, all 21 properties were leased (although only 1,348 square feet of the 7,008 square foot Antioch, California property is leased) with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.4 years based on square footage. The Walgreens Santa Maria, California property has a remaining lease term of 43.5 years as of September 30, 2018, provided the tenant does not exercise any of its eight early termination options.

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

See Note 1 of our condensed consolidated financial statements for further information on our business and organization.

Liquidity and Capital Resources

Our proceeds from shares sold have been, and will continue to be, primarily used for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding mortgage indebtedness; and (iv) stock repurchases. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the sale of our shares, asset sales or from debt proceeds.

At September 30, 2018, the outstanding principal balance of our mortgage notes payable was $62,898,379 (see Note 7 of our condensed consolidated financial statements regarding details of our outstanding indebtedness).

Portfolio Information

Our real estate investments for both September 30, 2018 and December 31, 2017 balance sheet dates follow:

Number of Properties:
Retail	11
Office	4
Industrial	6
Total	21

Leasable Square Feet:
Retail	184,388
Office	183,752
Industrial	246,259
Total	614,399

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Summary

The following table summarizes our cash flow activity for the nine months ended September 30:

	2018	2017
Net cash provided by operating activities	$3,936,503	$3,909,098
Net cash used in investing activities	$(423,631)	$(30,126,825)
Net cash (used in) provided by financing activities	$(5,722,253)	$19,303,042

Cash Flows from Operating Activities

For the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $3,936,503 and $3,909,098, respectively. The cash provided by operating activities during the nine months ended September 30, 2018 reflects adjustments to our net loss of $(605,747) for net non-cash charges of $4,372,114, primarily related to depreciation and amortization, impairment of real estate investment property, amortization of deferred financing costs, stock compensation expense, provision for doubtful accounts and amortization of above-market leases, partially offset by amortization of below-market leases, unrealized gain on interest rate swap valuations and straight-line rents. Cash was also provided by a change in operating assets and liabilities of $170,136 during the nine months ended September 30, 2018 due to increases in accounts payable, accrued and other liabilities and due to affiliates, offset in part by increases in tenant receivables and other assets.

The cash provided by operating activities during the nine months ended September 30, 2017 reflects our net income from operations of $1,342,330 plus net non-cash charges of $2,662,972, primarily related to depreciation and amortization, amortization of deferred financing costs and stock compensation expense, partially offset by a net gain on sale of real estate investment and amortization of below-market leases. In addition, our positive cash flows from operations was partially offset by an increase in accounts receivable and a decrease in due to affiliates, partially offset by an increase in accounts payable, accrued and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $423,631 for the nine months ended September 30, 2018 which reflected the additions to our existing real estate investment properties.

Net cash used in investing activities was $30,126,825 for the nine months ended September 30, 2017 and consisted of the following:

•	$30,699,222 for acquisitions of two real estate properties;
•	$1,501,764 for additions to existing real estate property investments;
•	$622,319 for payment of acquisition fees and costs;
•	$250,000 for payment of seller holdback; and
•	$250,000 for refundable purchase deposits; partially offset by
•	$3,196,480 proceeds from sale of real estate investment property.

Cash Flows from Financing Activities

Net cash used in financing activities was $5,722,253 for the nine months ended September 30, 2018 and consisted primarily of the following:

•	$901,298 for repayments of mortgage notes payable;
•	$3,189,931 for repurchases of common stock;
•	$1,525,412 for dividends paid to common shareholders;
•	$95,612 for payments of offering costs; and
•	$10,000 for refundable loan deposit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by financing activities was $19,303,042 for the nine months ended September 30, 2017 and consisted primarily of the following:

•	$24,865,612 of proceeds from mortgage notes payable, partially offset by $788,348 of principal repayments and deferred financing costs incurred of $558,723; and reduced by
•	$2,620,429 for repurchases of common stock;
•	$1,398,742 for cash dividends paid to common shareholders;
•	$85,380 for payment of refundable loan deposits; and
•	$110,948 for payment of organization and offering cost reimbursements to our Sponsor.

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

Results of Operations

We owned 21 real estate properties at September 30, 2018 and 2017. We expect our rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to stay relatively flat in 2018, with the exception of the expected foreclosure of the Antioch, California property and its related revenues previously generated from its primary tenant which vacated in December 2017, as previously discussed.

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Rental Income

Rental income for the three months ended September 30, 2018 and 2017 was $2,740,608 and $2,757,348, respectively. The slight decrease of $16,740 or 0.6% quarter-over-quarter was primarily due to: (1) the sale of one property in April 2017; (2), the expiration of a tenant lease at the Antioch, California property in December 2017, which has not been replaced; and (3) lower lease payments negotiated by a tenant that went through a restructuring during the second quarter of 2018. On September 28, 2018, we received a notice of default and election to sell under deed of trust from the lender for the Antioch, California property following our payment default in August 2018 (see Notes 4 and 7 of our condensed consolidated financial statements for additional information).

Tenant Reimbursements

Tenant reimbursements for the three months ended September 30, 2018 and 2017 were $552,776 and $541,801, respectively. Pursuant to most of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The increase of $10,975 or 2.0% quarter-over-quarter was primarily due to increases in recoveries of common area maintenance and property taxes.

Expense Reimbursements/Fees to Affiliate

Asset management fees to affiliate for the three months ended September 30, 2018 and 2017 were $203,763 and $199,724, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets.

Property management fees to affiliate for the three months ended September 30, 2018 and 2017 were $25,763 and $24,776, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements were $67,500 and $34,861 for the three months ended September 30, 2018 and 2017, respectively. The increase quarter-over-quarter was due to additional personnel and overhead costs allocated by our Advisor during the current year quarter, as well as our Advisor allocating a smaller portion of personnel costs than it was entitled in the prior year quarter.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $230,298 and $236,179, respectively. The overall decrease of $5,881 or 2.5% quarter-over-quarter primarily reflects lower professional fees, partially offset by the cost of trust managers and officers’ insurance incurred in the current year quarter compared to the prior year quarter.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $1,424,669 and $1,481,521, respectively. The decrease of $56,852 or 3.8% quarter-over-quarter was primarily due to the reduction in depreciation expense related to the Antioch, California property after the second quarter. Our second quarter impairment charge reduced our cost-basis for depreciating such property during the third quarter of 2018 (see Note 4 of our condensed consolidated financial statements for additional information). The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 was $714,137 and $733,811, respectively. The decrease of $19,674 or 2.7% quarter-over-quarter was primarily due to an unrealized gain on interest rate swap valuations of $40,149 in the third quarter of 2018 compared to $21,382 in the third quarter of 2017. Overall, interest expense decreased by $907 quarter-over-quarter, excluding the effect of the interest rate swap valuations for both quarters.

Property Expenses

Property expenses for the three months ended September 30, 2018 and 2017 were $631,986 and $602,584, respectively. The increase of $29,402 or 4.9% quarter-over quarter was primarily due to increases in repairs and maintenance, property tax and provision for doubtful accounts during the current year quarter, partially offset by a decrease in utility charges and insurance during the current year quarter.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Rental Income

Rental income for the nine months ended September 30, 2018 and 2017 was $8,222,633 and $7,897,962, respectively. The increase of $324,671 or 4.1% year-over-year was primarily due to rental income from the acquisition of two properties (Sutter Health and Walgreens) in the first half of 2017, partially offset by the disposition of one real estate property (Chevron) in April 2017 and the expiration of the Chase Bank lease at the Antioch, California property in December 2017 which has not been re-leased. In addition, the increase was moderated by lower lease payments negotiated by a tenant that went through a restructuring in the second quarter of 2018.

Tenant Reimbursements

Tenant reimbursements for the nine months ended September 30, 2018 and 2017 were $1,667,132 and $1,635,404, respectively. The increase of $31,728 or 1.9% year-over-year was primarily due to increases in recoveries of common area maintenance costs and property taxes, partially offset by decreases in recoveries for repairs and maintenance and utilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fees to Affiliate

Asset management fees to affiliate for the nine months ended September 30, 2018 and 2017 were $607,728 and $555,317, respectively, respectively. The asset management fees are equal to 0.6% per annum of the Company’s Average Invested Assets. The increase in asset management fees reflects the acquisition of two properties (Sutter Health and Walgreens) in the first half of 2017, partially offset by the disposition of one real estate property (Chevron) in April 2017.

Disposition fees to affiliate for the nine months ended September 30, 2018 and 2017 were $0 and $103,020, respectively. Disposition fees are presented in the statement of operations as a reduction of gain on sale of real estate investment property.

Property management fees to affiliate for the nine months ended September 30, 2018 and 2017 were $74,670 and $67,419, respectively.

Operating expense reimbursements were $249,015 and $34,861 for the nine months ended September 30, 2018 and 2017, reflecting reimbursements for trust managers and officers’ insurance, bank fees, allocated personnel and other overhead costs billed to us by our Advisor as permitted by our Offering Prospectus. Insurance and bank fees were not charged for the 2017 period and reimbursements for allocated personnel increased due to increased staffing in 2018.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $760,559 and $623,962, respectively. The increase of $136,597 or 21.9% year-over-year primarily reflects higher costs incurred for legal, audit and consulting fees, trust managers and officers’ insurance, state franchise fees and stock compensation for services rendered in the current year period compared to the prior year period. These increases were partially offset by the absence of property due diligence costs in the current year period compared to $22,259 incurred in the prior year period primarily related to acquisition of the Walgreens property in the second quarter of 2017.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 was $4,282,006 and $4,151,949, respectively. The increase of $130,057 or 3.1% year-over-year was primarily due to the depreciation on two investment properties acquired in the first half of 2017.

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 was $1,830,849 and $1,956,754, respectively. The decrease of $125,905 or 6.4% year-over-year was primarily due to an unrealized gain on interest rate swap valuations of $357,520 for the nine months ended September 30, 2018 compared to $47,278 for the nine months ended 2017. Interest expense increased by $184,337 period-over-period, excluding the effect of the interest rate swap valuations for both periods, primarily due to a full nine months of interest expense and amortization of deferred financing costs in 2018 related to the Sutter Health mortgage obtained in March 2017.

Property Expenses

Property expenses for the nine months ended September 30, 2018 and 2017 were $1,903,165 and $1,616,988, respectively. The increase of $286,177 or 17.7% year-over-year was primarily due to the increase in property taxes, provision for doubtful accounts, repairs and maintenance expense and insurance expense for the nine months ended September 30, 2018 compared to the comparable prior year period.

Impairment of Investment in Real Estate Property

The charge of $862,190 for the nine months ended September 30, 2018, which is less than 1% of our total investments in real estate property, relates to the second quarter impairment of our property in Antioch, California due to the expiration of the lease term at December 31, 2017 and our subsequent difficulties encountered during the second quarter in our efforts to re-lease the property at acceptable rent rates (see Note 4 of our condensed consolidated financial statements for impairment details and Note 7 for details about our special purpose subsidiary’s default on the mortgage loan for this property).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gain on Sale of Real Estate Investment Property, Net

The gain on sale of real estate property of $747,957, net of the $103,020 disposition fee paid to the Advisor for the nine months ended September 30, 2017, was from sale of the Chevron Gas Station property in Rancho Cordova, CA in April 2017 (see Note 6 of our condensed consolidated financial statements for more discussion of the gain).

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

As of September 30, 2018, we had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Advisor. As a result, these organizational and offering costs related to the offering are not recorded in our financial statements as of September 30, 2018 other than to the extent of 3% of the gross offering proceeds. Through September 30, 2018, our Advisor had incurred organizational and offering costs on our behalf in connection with our offering of $2,796,198. Through September 30, 2018, we had recorded $2,783,019 of organizational and offering costs, of which $0 was payable to the Advisor (see Note 9 of our condensed consolidated financial statements). Subsequent to September 30, 2018, the Company received additional gross offering proceeds pursuant to its dividend reinvestment plan (the “Plan”), and the Company reimbursed the Advisor for the remaining $13,179 of organization and offering expenses.

Dividends

Dividends declared, dividends paid, and cash flow provided by operations were as follows:

			Dividends Paid
Period (2)	Dividends Declared	Dividends Declared Per Share	Cash	Reinvested	Cash Flows Provided By Operating Activities (1)
First Quarter 2017	$1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	0.1875	465,689	1,103,595	672,800
Third Quarter 2017	1,563,430	0.1875	458,938	1,104,492	1,464,563
Fourth Quarter 2017	1,566,932	0.1875	478,673	1,088,259	1,252,518
2017 Totals	$6,248,235	$0.7500	$1,859,258	$4,388,977	$5,161,616

First Quarter 2018	$1,574,919	$0.1875	$534,554	$1,040,365	$1,566,444
Second Quarter 2018	1,566,934	0.1875	478,674	1,088,260	907,398
Third Quarter 2018	1,573,763	0.1875	512,184	1,061,579	1,462,661
2018 Totals	$4,715,616	$0.5625	$1,525,412	$3,190,204	$3,936,503

(1)

Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the dividend period rather than the quarter for which dividends were declared. Proceeds from property sales are also used to fund dividends.

(2)	Dividends are paid on a quarterly basis. In general, dividends for record dates as of the end of a given quarter are paid on or about the 25th of the first month following the quarter-end. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend Period	Rate Per Share Per Day	Declaration Date	Payment Date
January 1 - March 31, 2017	$0.002083	April 20, 2017	April 20, 2017
April 1 - June 30, 2017	$0.002060	July 20, 2017	July 20, 2017
July 1 - September 30, 2017	$0.002038	October 20, 2017	October 20, 2017
October 1 - December 31, 2017	$0.002038	January 25, 2018	January 25, 2018
January 1 - March 31, 2018	$0.002083	April 24, 2018	April 25, 2018
April 1 - June 30, 2018	$0.002060	July 23, 2018	July 25, 2018
July 1 – September, 2018	$0.002038	October 25, 2018	October 25, 2018

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

To date, the sources of cash used to pay our shareholder dividends have been primarily from net rental income received and property sales.

Properties

As of September 30, 2018, we owned 21 properties encompassing approximately 614,399 leasable square feet in three states. We were in the offering state of our life cycle through July 20, 2016. Acquisitions of all assets owned had been completed through June 2017. We have fully invested the offering proceeds (see Note 4 of our condensed consolidated financial statements).

On August 9, 2018, our special purpose subsidiary that owns one of our properties, the Antioch, California property, notified the lender that it had defaulted on the mortgage loan and intends to surrender the property to the lender. The loan in default is non-recourse to us (except for property taxes, insurance and the lender’s legal fees and other costs incurred prior to the date of foreclosure) and, while eight of the our other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch property loan and our special purpose subsidiary’s default on that loan does not cross-default any of these other loans.

On September 28, 2018, we received a notice of default and election to sell under deed of trust (the “Notice”) dated September 19, 2018 for the Antioch, California property from an agent for the lender. The Notice was filed for recording in the Office of the Recorder of Contra Costa County, California on September 24, 2018. While we were given a 90-day cure period from the date of record before a sale date of the Antioch, California property may be set, we do not plan to cure the default.

Recent Market Conditions

Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates may cause difficulty in refinancing debt obligations prior to maturity at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

Recent financial conditions affecting commercial real estate have been stable, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings on a line of credit, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate locks or swap agreements, or any combination of the foregoing.

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

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2017 audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on April 2, 2018. There have been no significant changes to our policies during the nine months ended September 30, 2018.

Commitments and Contingencies

We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 of our condensed consolidated financial statements for commitment and contingencies).

Related-Party Transactions and Agreements

We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 9 of our condensed consolidated financial statements and our Annual Report on Form 10-K, filed with the SEC on April 2, 2018 for additional details of the various related-party transactions and agreements).

Subsequent Events

See Note 11 for other events that occurred subsequent to September 30, 2018 through the filing date of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for further explanation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

To further strengthen our internal control over financial reporting, during the third quarter of 2018, we hired our chief accounting officer with extensive experience in accounting and finance in the real estate industry. Other than the hiring of our chief accounting officer, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2018 that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

During the three months ended September 30, 2018, we did not sell or issue equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), other than the 99,354 shares that were sold to our existing shareholders under the Plan and the 4,800 shares that were issued to our independent trust managers as part of the trust managers’ compensation plan.

Use of Proceeds from Registered Securities

We commenced the offering of our stock to California investors only on March 7, 2012 and terminated the Offering on July 20, 2016, except for continuing share sales through the Plan. Through September 30, 2018, we had sold 9,270,891 shares of common stock in the offering for gross proceeds of $92,906,472, including 1,071,270 shares of common stock under the Plan for gross offering proceeds of $10,910,261 (see Note 9 of our condensed consolidated financial statements for information regarding certain reimbursements paid to our Advisor).

Net proceeds available for investment after the payment of the costs described above were approximately $90,123,453. A portion of these proceeds, along with proceeds from debt financings, were used to make approximately $140,793,169 of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Dividends for a description of the sources that have been used to fund our dividend distributions.

Issuer Redemptions of Equity Securities

The following table summarizes our repurchase activity under our share repurchase program for our common stock for the three months ended September 30, 2018.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Dollar Value of Shares Repurchased Under the Program
Third quarter 2018 (quarterly redemption)	131,934	$10.66	$1,406,420

During the three months ended September 30, 2018, we fulfilled repurchase requests and repurchased shares pursuant to our share repurchase program as follows:

(1)	We generally repurchase shares approximately 15 days following the end of the applicable quarter in which requests were received.

(2)	The share repurchase program is funded by and limited to proceeds realized from our sale of shares under the Plan. Share repurchase requests are processed on a first-come, first-served basis. The maximum amount that may be repurchased is limited to 5% of the weighted average outstanding shares in the prior twelve months less the amounts repurchased during the same twelve-month period. The dollar value is as of the last day of the quarter presented. The dollar amount is calculated as (1) the maximum number of shares that can be repurchased (5% of the weighted average number of shares outstanding during the prior twelve months reduced by the number of shares already repurchased multiplied by (2) the per share price in cash equal to the lesser of (i) the net asset value per share, as calculated and published by our Advisor and (ii) the per share price paid for the shares by the redeeming shareholder. Furthermore, once we have published our NAV, the NAV per share is to be used in the calculation in place of the per share offering price. If we determine that sufficient funds are not available to fund the share repurchase program, we have the ability to repurchase the number of shares that we believe we have sufficient funds to repurchase. In addition, our board of trust managers may amend, suspend or terminate the share repurchase program without shareholder approval upon 30 days’ notice. Our board of trust managers may amend, suspend, or terminate the share repurchase program due to changes in law or regulation, or if the board of trust managers becomes aware of undisclosed material information that our board of trust managers believes should be publicly disclosed before shares are repurchased.

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

No events occurred during the nine months ended September 30, 2018 that would require a response to this item.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index are included herewith or incorporated herein by reference.

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Rich Uncles Real Estate Investment Trust I

By:	/s/ HAROLD HOFER
Harold Hofer
Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Raymond J. Pacini
Chief Financial Officer (principal financial officer)

Date: November 13, 2018

