Form 10-K
period 2018-12-31
Rich Uncles Real Estate Investment Trust I
filed 2019-03-27
CIK 1672754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

(Title of class)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐   No   ☒
While there is no established market for the registrant’s shares of common stock, the price of shares of common stock issued pursuant to the registrant’s dividend reinvestment plan is $10.57 per share.
There were 8,362,891 shares of common stock held by non-affiliates as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2019, there were 8,407,350 outstanding shares of common stock of the registrant.
 DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Rich Uncles Real Estate Investment Trust I (the “Company,” “us,” “we,” or “our”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act Section 21E of the Exchange Act and other applicable law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may”, “can,” “would,” “could,” “should,” “plan,” “potential,” “project,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K is filed with the Securities and Exchange Commission. We make no representation or warranty, express or implied, about the accuracy of any such forward looking statements contained hereunder. Except as otherwise required by federal securities laws, we undertake no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
Overview
Rich Uncles Real Estate Investment Trust I (the “Company”, “we”, “us” or “our”) was formed on March 7, 2012. We are an unincorporated association under the laws of the State of California and are treated as a real estate investment trust (“REIT”). We were formed primarily to invest in single-tenant income-producing properties located in California and that are leased to creditworthy tenants under long-term net leases.
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in entities that own and operate real estate. We will make substantially all acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships, including through other REITs, or through investments in joint ventures, partnerships, tenants-in-common, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our advisor, or other persons.
From April 2012 until July 20, 2016 (“Termination Date”), we were engaged in an offering of our shares of common stock as further discussed below. The offering was made to California-only investors and was, therefore exempt from registration under the Securities Act of 1933, as amended. We continue to sell our shares to existing shareholders under our dividend reinvestment plan. The number of shares authorized for issuance under our dividend reinvestment plan is 3,000,000. During the offering, we offered our shares of common stock for purchase only by California residents who met certain investor suitability standards and who agreed to purchase a minimum of 50 shares of our common stock, $0.01 par value per share, at an original offering price of $10.00 per share.
On January 11, 2019, our board of trust managers approved and established a new estimated net asset value (“NAV”) per share of our common stock of $10.57 compared with an estimated NAV of $10.66 in the prior year. Effective January 14, 2019, the purchase price per share of our common stock pursuant to our dividend reinvestment plan is $10.57.
We elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2014 and intend to continue to operate in such a manner that will enable us to qualify as a REIT. We are not registered as an investment company under the Investment Company Act of 1940, as amended. On April 29, 2016, we filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register our common stock, par value $0.01 per share, under the Securities Exchange Act of 1934, as amended.
We are externally managed by BrixInvest, LLC (f/k/a Rich Uncles, LLC) (“Brix” or our “Advisor”), who also manages our properties and investments pursuant to an advisory agreement (the “Advisory Agreement”). Brix also serves as the sponsor for affiliated RW Holdings NNN REIT, Inc. (“NNN REIT”) and BRIX REIT, Inc. (“BRIX REIT,” f/k/a Brix Student Housing REIT, Inc.) and affiliates of Brix serve as their advisors.
Our Advisor is a Delaware limited liability company registered to do business in California. Members of our Advisor include Aaron Halfacre, our chief executive officer and president, and Ray Wirta, our chairman of the board trust managers. The Advisory Agreement entitles our Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments. We also reimburse our Advisor for organization and offering costs incurred by our Advisor on our behalf, such as expenses related to the offering, and certain costs incurred by our Advisor in providing services to us. In addition, our Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. The current term of the Advisory Agreement will expire on May 10, 2019. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent by us and our Advisor. We may terminate the Advisory Agreement for cause as defined in the Advisory Agreement and our Advisor may terminate on 60 days’ written notice with or without cause. Upon termination of the Advisory Agreement, our Advisor may be entitled to a termination fee.

Potential Sale or Merger Transaction
Since commencement of the offering, we have intended to create a liquidity event for our shareholders no later than the 10th anniversary date of the Termination Date. Accordingly, on January 14, 2019, we announced that our board of trust managers engaged Cushman & Wakefield as our real estate financial advisor to evaluate strategic alternatives which includes marketing our entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of our shareholders. We have also suspended the redemptions of common stock under our share repurchase program during the strategic alternatives review process.
The portfolio marketing process includes a non-public competitive bidding that is being managed by Cushman & Wakefield over successive rounds that began in March and will continue during the second quarter of 2019. If an acceptable acquiror and price are identified, any portfolio sale or merger transaction would initially be subject to approval of our board of trust managers, including the independent trust managers who are serving as a special committee in connection with the strategic alternatives review, portfolio marketing and negotiation of any potential transaction. If the special committee and the board of trust managers approve a sale or merger transaction, such transaction would then be subject to the approval of our shareholders owning a majority of the outstanding common stock.
We do not intend to provide any updates pertaining to the bidding process and shareholders should not expect any announcement from us until such time that an outcome has been reached with respect to any potential offer for our real estate portfolio, except as required under applicable laws.
In connection with the portfolio marketing process, one of our independent trust managers has resigned and the three remaining independent trust managers, who were also independent directors of NNN REIT, have resigned from the NNN REIT board. As a result of these resignations, our independent trust managers are no longer affiliated with NNN REIT, BRIX REIT, or any other BRIX affiliate.
On March 19, 2019, NNN REIT announced that it intends to explore a potential acquisition of the Company or our real estate portfolio and that its board of directors has formed a special committee to evaluate the potential for a transaction with us. The members of the NNN REIT special committee have no affiliation with us or our Advisor.
Assuming an offer on acceptable price and terms results from this competitive bidding process, the special committee and the board could announce and present a fully negotiated and approved sale or merger transaction for shareholder approval during the third calendar quarter of 2019. If shareholder approval is then obtained, the sale or merger transaction would proceed in accordance with the negotiated terms. There can be no assurance that a sale or merger transaction will occur at all, or that any such transaction would conclude during the third calendar quarter of 2019.
If the portfolio was liquidated at $147,480,776, the total estimated value of real estate properties as of December 31, 2018, which was included in our most recently reported estimated NAV calculation, the Advisor would earn a disposition fee of approximately $4,424,400 and a subordinated participation fee of approximately $1,239,400.
Investment Objectives and Strategies
Overview
We have invested primarily in single tenant income-producing commercial properties which were leased to creditworthy tenants under long-term net leases. While our focus is on single tenant net leased properties, we diversified our portfolio by geography, primarily within California, and by investment size and investment risk with the goal of acquiring a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders. Our investment objectives and policies may be amended or changed at any time by our board of trust managers. Although we have no plans at this time to change any of our investment objectives, our board of trust managers may change any and all such investment objectives, including our focus on single tenant properties, if it believes such changes are in the best interests of our shareholders. There can be no assurance that our policies or investment objectives will be attained or that the value of our common stock will not decrease.

Primary Investment Objectives
Our primary investment objectives are:

•	to provide our shareholders with attractive and stable cash dividends; and

•	to preserve and return shareholder capital.
We will also seek to realize growth in the value of our investment by timing the sale of our properties to maximize asset value. We may return all or a portion of shareholder capital contributions in connection with the sale of our company or our properties as discussed above in Potential Sale or Merger Transaction.
While initial purchases of our properties were funded from the sale of shares in the offering, we incurred mortgage debt (currently limited to 50% of total value of all of our properties) against individual properties, pledging such properties as security for that debt to obtain funds to acquire additional properties.
Investment Strategy
We currently own and manage a portfolio consisting primarily of 20 single-tenant net leased properties, 17 of which are located in California and three are located outside of California. Of the three located outside of California, two properties are in Texas and one property is in Georgia. The properties we own are diversified by corporate credit, physical geography, product type, and lease duration. We acquired assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	where construction is substantially complete to reduce risks associated with construction of new buildings;

•	primarily leased on a “net” basis, where the tenant is responsible for the payment, and fluctuations in costs of real estate and other taxes, insurance, utilities and property maintenance;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with strong financial statements, including investment grade credit quality, at the time we acquire them; and

•	subject to long-term leases with defined rental rate increases.
We will seek to provide our shareholders the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring single tenant net leased properties;

•	stable cash flow backed by a portfolio of primarily single tenant net leased real estate assets;

•	minimal exposure to operating and maintenance expense increases primarily via the net lease structure where the tenant assumes responsibility for these costs;

•	contractual rental rate increases enabling higher potential dividend distributions and a hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of the tenant leases;

•	enhanced stability resulting from strong credit characteristics of most of the tenants; and

•	portfolio stability promoted through geographic and product type investment diversification.
There can be no assurance that any of the properties we acquired will result in the benefits discussed above. See Item 1A, Risk Factors — Risks Related to Investments in Single Tenant Real Estate.
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash dividends to our shareholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquired may have the potential both for growth in value and for providing regular cash dividends to our shareholders.
Although this is our current focus, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to maintain a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
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
Some of the properties we acquired are leased to public companies. Many public companies have their creditworthiness analyzed by bond rating firms such as Standard & Poor’s and Moody’s. These firms issue credit rating reports which segregate public companies into what are commonly called “investment grade” companies and “non-investment grade” companies. Our portfolio of properties contains a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals). As of December 31, 2018, 12 of the 21 tenants occupying properties owned by us had investment grade credit ratings. Weighted by the properties' net operating income (NOI), 70% of the NOI is generated from tenants with investment grade credit ratings.
The creditworthiness of investment grade public companies is generally regarded as very high. As to any prospective property acquisitions leased to other than investment grade tenants, we intend to analyze publicly available information and/or information regarding tenant creditworthiness provided by the sellers of such properties and then make a determination in each instance as to whether we believe the subject tenant has the financial fortitude to honor its lease obligations.
We systematically analyze tenant creditworthiness on an ongoing basis, post-acquisition. Many leases will limit our ability as landlord to demand on recurring bases non-public tenant financial information. It will be our policy and practice, however, to monitor public announcements regarding our tenants, as applicable, and tenant payment histories.
All but one of the properties acquired were single tenant properties and most were acquired with existing net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Most of the leases also contain provisions that increase the amount of base rent payable at dates during the lease term. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the landlord to be responsible for structural and capital elements of the leased property. Most of our acquisitions had remaining lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. We may elect to obtain, to the extent commercially available, contingent liability and property insurance, flood insurance, environmental contamination insurance, as well as loss of rent insurance that covers one or more years of annual rent in the event of a rental loss. However, the coverage and amounts of our insurance policies may not be sufficient to cover our entire risk.
Description of Leases
Our Borrowing Strategy and Policies
We have incurred and will continue to incur and hold our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties, and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We also obtain credit facilities or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to fund repurchases of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.
There is no limitation on the amount we can borrow for the purchase of any individual property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets, and we intend to utilize up to 50% leverage in connection with our acquisition strategy. Any increase in leverage must be approved by a majority of our independent trust managers and be disclosed to our shareholders in our next quarterly report, along with the justification for such increase. When calculating our use of leverage, we will not include temporary, unsecured borrowing for property acquisitions under a revolving credit facility (or similar agreement).
We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our trust managers, including a majority of our independent trust managers, not otherwise interested in the transaction, as fair, competitive, commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
Except as set forth in our prospectus regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a shareholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change in our borrowing policies.
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
We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, provided that:

•	our board of trust managers, including a majority of our independent trust managers, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investments by us and such affiliate are on substantially the same terms and conditions as those received by the other joint venturers.

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
Competitive Market Factors
The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay dividend distributions to our shareholders may be adversely affected.
Although we believe that we are well-positioned to compete effectively, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for dividend distribution to our shareholders. Most, if not all of our real estate acquisitions are subject to Phase I environmental assessments prior to the time they are acquired.
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
Employees
We have no paid employees as all personnel are supplied to us by our Advisor. The employees of our Advisor or its affiliates provide all of our management, acquisition, disposition, advisory and other administrative services for us in exchange for which Advisor is entitled to a fee. See Note 9 to our consolidated financial statements.

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
Risks Related to the Limited Operating History of our Business
As a relatively newly established business, there are high risks that are not present in other companies, including other real estate investment trusts, that have more established investment portfolios and operating histories. These high risk factors include the following.
We have a limited operating history and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history. As of December 31, 2018, we owned 21 properties as described in Item 2. Properties. We have limited operations. To be successful in this market, we must, among other things:

•	continue to rely on our Advisor to manage our day-to-day operations, or find an alternative advisor; and

•	respond to competition for our targeted real estate properties and other investments.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could adversely affect our business and operations.
Failure to qualify as a REIT would reduce our net earnings available for investment or dividend distribution.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2014. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or dividend distribution to shareholders because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and we would no longer be required to make dividend distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. See Federal Income Tax Risks.
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
Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments, and assumptions about matters that are inherently uncertain.
Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Due to the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends, or stock price may be materially adversely affected.
Changes in accounting pronouncements may materially and adversely affect our tenants’ credit quality and our ability to secure long-term leases and renewal options.
The Financial Accounting Standards Board issued an accounting standard, effective for reporting periods beginning after December 15, 2018, that requires companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. Many companies that account for certain leases on an "off balance sheet" basis will be required to account for such leases "on balance sheet." This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. The new standard could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new standard could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to an Investment in Our Common Stock
We may be unable to pay or maintain cash dividend distributions or increase dividend distributions over time.
There are many factors that can affect the availability and timing of cash dividends to shareholders. Dividend distributions will be based principally on cash available from our operations. The amount of cash available for dividend distribution will be affected by many factors, such as our funding of property capital improvements and our operating expense levels, as well as many other variables. Actual cash available for dividend distribution may vary substantially from estimates. There can be no assurance that we will be able to pay or maintain distributions or that dividend distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for dividend distribution to shareholders. Because we have paid, and may continue to pay, dividend distributions from sources other than our cash flow from operations, dividends at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay dividends to our shareholders.
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans.
We relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. As financial market conditions have generally stabilized and remain in a mature economic cycle, material risks are still present, including but not limited to a potentially rising interest rate environment. Market conditions can change quickly, which could negatively impact the value of our assets.
Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity is generally available; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments; and/or

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing.
All of these factors could reduce our shareholders’ return and decrease the value of an investment in us.
The current diversification of our investment portfolio may be subject to downturns relating to certain geographic regions, industries or business sectors which may have a more significant adverse impact on our assets and our ability to pay dividends than if we had a more diversified investment portfolio.
While we have diversified our portfolio of investments in the manner described in this Annual Report, we are not required to observe specific diversification criteria other than 80% of our portfolio being properties located in California. Therefore, our investments may at times be concentrated in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay dividends to our shareholders.
Any adverse economic or real estate developments in our target markets could adversely affect our operating results and our ability to pay dividends to our shareholders.

Because we depend upon our Advisor and its affiliates to conduct our operations, adverse changes in the financial health of our Advisor or its affiliates could cause our operations to suffer.
We depend on our Advisor to manage our operations and our portfolio of assets. Our Advisor depends upon the fees and other compensation that it receives from us, other Brix-affiliated programs and any future Brix-affiliated programs that it advises in connection with the purchase, management and sale of assets to conduct our operations. Any adverse changes to our relationship with, or the financial condition of, our Advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
The loss of or the inability to retain or obtain key real estate professionals at our Advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make dividend distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Halfacre and Wirta, each of whom would be difficult to replace. If any of these persons were to cease their association with us, our Advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Our rights and the rights of our shareholders to recover claims against our independent trust managers are limited, which could reduce our shareholders’ and our recovery against our independent trust managers if they negligently cause us to incur losses.
California law provides that company directors (our trust managers) have no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our bylaws provide that none of our independent trust managers shall be liable to us or our shareholders for monetary damages and that we will generally indemnify them for losses unless they are negligent or engage in willful misconduct. As a result, our shareholders and us may have more limited rights against our independent trust managers than might otherwise exist under common law, which could reduce recoveries from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent trust managers (as well as by our other trust managers, officers, employees and agents) in some cases, which would decrease the cash otherwise available for dividend distribution to shareholders.
We may change our targeted investments without shareholder consent.
We have invested in single-tenant income-producing properties which are leased to creditworthy tenants under long-term net leases; however, we may make adjustments to our portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make dividend distributions to our shareholders. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our Advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we currently hold. However, we will attempt to continue to provide a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.

The pendency of a potential sale or merger transaction could adversely affect our business and operations.
While we are undertaking the analysis of a potential sale or merger transaction as described above, potential lenders may also be unwilling to engage in property financing transactions with us during this time. In addition, if the analysis of strategic alternatives does not result in the completion of a sale or merger transaction, we may be subject to a number of material risks, including the following:

•
our shareholders would not have had the opportunity to achieve a liquidity event and our board of trust managers would have to review other alternatives for liquidity, which may not occur in the near future; and

•
we have incurred and expect to incur substantial costs and expenses related to the strategic alternatives analysis process, such as legal, accounting, and financial advisor fees, which will be payable by us even if a sale or merger transaction is not completed.

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
Most of our executive officers and our affiliated trust managers and other key real estate professionals are also officers, trust managers, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor and/or other Brix-affiliated entities. Our Advisor receives substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement;

•	sales of real estate investments, including the potential sale or merger transaction discussed above, which entitle our Advisor to significant disposition fees;

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

•	whether we seek to sell our company, which sale could terminate the asset management fee.
Our Advisor and its affiliates face conflicts of interest relating to the acquisition of assets due to their relationship with other Brix-affiliated programs and Brix-advised investors, which could result in decisions that are not in our best interest or the best interests of our shareholders.
We rely on our Advisor and other key real estate professionals at our Advisor, including Messrs. Halfacre and Wirta to identify suitable investment opportunities for us. We are advised by our Advisor and we rely on many of the same real estate professionals as will future Brix-affiliated programs advised by our Advisor or an affiliate of our Advisor. As such, we and the other Brix-affiliated programs, and Brix-advised investors rely on many of the same real estate professionals, as will future Brix-affiliated programs and Brix-advised investors. Many investment opportunities that are suitable for us may also be suitable for other Brix-affiliated programs and Brix-advised investors. When these real estate professionals direct an investment opportunity to any Brix-affiliated program or Brix-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio, and criteria of each program or investor. Our acquisition stage may overlap with future Brix-affiliated programs and Brix-advised investors.

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
Further, existing and future Brix-affiliated programs, Brix-advised investors and Messrs. Halfacre and Wirta generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate-related investments. Therefore, there is a risk that shareholders could sue us and the trust managers involved if they determine that fiduciary duties to our shareholders were violated in connection with such internalization transaction causing us to incur high litigation costs.
Our officers, our Advisor, and the real estate, debt finance, management and accounting professionals assembled by our Advisor face competing demands on their time and this may cause our operations and our shareholders’ investment in us to suffer.
We rely on our officers, our Advisor and the real estate, debt finance, management and accounting professionals that our Advisor retains, including Messrs. Halfacre and Wirta to provide services to us for the day-to-day operation of our business. NNN REIT and BRIX REIT are advised by affiliates of our Advisor and both REITs rely on our Advisor and many of the same real estate, debt finance, management and accounting professionals, as will future Brix-affiliated programs and Brix-advised investors. Further, our officers and affiliated trust managers are also officers and/or affiliated trust managers of some or all of the other Brix-affiliated programs. Messrs. Halfacre and Wirta are also executive officers of NNN REIT and BRIX REIT, our Advisor and its affiliates. As a result of their interests in other Brix-affiliated programs, their obligations to Brix-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Halfacre and Wirta face conflicts of interest in allocating their time among us, NNN REIT, BRIX REIT, other Brix-affiliated programs and other Brix-advised investors, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another Brix-affiliated program in an internalization transaction or, if we internalize our Advisor, may not become our employees as a result of their relationship with other Brix-affiliated programs. If these events occur, the returns on our investments, and the value of shareholder investment in us, may decline.
All of our executive officers, our affiliated trust managers and the key real estate professionals assembled by our Advisor face conflicts of interest related to their positions and/or interests in our Advisor and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our shareholders.
Most of our executive officers, our affiliated trust managers and the key real estate professionals assembled by our Advisor are also executive officers, trust managers, managers, key professionals and/or holders of a direct or indirect controlling interest in our Advisor and/or other Brix-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members and these investors, which fiduciary duties may from time-to-time conflict with the fiduciary duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Halfacre and Wirta and existing and future Brix-affiliated programs and Brix-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make dividend distributions to our shareholders and to maintain or increase the value of our assets.
Our board of trust managers’ loyalties to possible future Brix-affiliated programs could influence their judgment, resulting in actions that may not be in our shareholders’ best interest or that result in a disproportionate benefit to another Brix-affiliated program at our expense.
As of the date of this Annual Report, our non-independent trust managers, Messrs. Halfacre and Wirta, are also directors (the equivalent of trust managers) of NNN REIT and BRIX REIT, and they are also members of our Advisor. Their loyalties may influence the judgment of our board of trust managers when considering issues for us that also may affect other Brix-affiliated programs, such as the following:

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

During the year ended December 31, 2018, our independent trust managers were also independent directors of NNN REIT and one of them was also an independent director of BRIX REIT, for which they received compensation for service on those boards of directors. As of the date of this Annual Report, none of our independent trust managers serve as directors of NNN REIT or BRIX REIT.
If we ever decided to become self-managed, the terms of the management arrangement may not be negotiated in an arms-length transaction.
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
Risks Related to Our Corporate Structure
Our articles of incorporation limit the number of shares a person may own and permits our board of trust managers to issue stock with terms that may subordinate the rights of our common shareholders or discourage a third party from acquiring us in a manner that could result in a premium price to our shareholders.
Our articles of incorporation, with certain exceptions, authorizes our trust managers to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our amended and restated articles of incorporation prohibit a person from directly or constructively owning more than 8.0% of our outstanding shares, unless exempted by our board of trust managers. In addition, our board of trust managers may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividend distributions, qualifications and terms or conditions of repurchase of any such stock. Thus, our board of trust managers could authorize the issuance of preferred stock with priority as to dividend distributions and amounts payable upon liquidation over the rights of the holders of our common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
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
We do not expect that a secondary market for resale of our stock will develop, but we have provided a quarterly share repurchase program for shareholders who wish to sell their shares. However, we announced on January 14, 2019 that we have suspended the repurchase program during the strategic alternatives review process described above. Our share repurchase program has been funded by, and limited to, proceeds realized from our sale of shares under our dividend reinvestment plan. There can be no assurance that we will reopen the share repurchase program or that we will have sufficient funds for such quarterly share repurchases. Share repurchase requests will be honored on a first-come, first serve basis. If we do not have sufficient funds available at the time when a redemption is requested, the redeeming shareholder may (i) withdraw their request for redemption or (ii) ask that we honor their request, if and when sufficient funds become available. Such pending requests will also be honored on a first-come, first-serve basis.
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
Payment of fees to our Advisor and their affiliates reduces cash available for investment and dividend distribution to our shareholders and increases the risk that our shareholders will not be able to recover the amount of their investment in our shares.
Our Advisor and their affiliates perform services for us in connection with the selection and acquisition of our real estate investments, the management and leasing of our real estate properties, the administration of our real estate-related investments and the disposition of our real estate investments. We pay them substantial fees for these services, which results in immediate dilution of the value of our shareholders’ investment and reduces the amount of cash available for investment or distribution to shareholders. Compensation to be paid to our Advisor may be increased subject to approval by our independent trust managers and the other limitations in our charter, which would further dilute our shareholders’ investment and reduce the amount of cash available for investment or dividend distribution to shareholders.
If we are unable to obtain funding for future capital needs, cash dividends to our shareholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our dividend reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make dividend distributions to our shareholders and could reduce the value of our shareholders’ investment in us.

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
Our charter provides that any tender offer made by a shareholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering shareholder must provide us notice of such tender offer at least 10 business days before initiating the tender offer. If the offering shareholder does not comply with these requirements, we will have the right to repurchase that shareholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying shareholder shall be responsible for all of our expenses in connection with that shareholder’s noncompliance. This provision of our charter may discourage a shareholder from initiating a tender offer for our shares and prevent our shareholders from receiving a premium price for their shares in such a transaction.
We are subject to risks relating to litigation and regulatory liability.
We face legal risks in our businesses, including risks related to the securities laws and regulations across various state and federal jurisdictions. Non-traded REITS have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. In March, April and May 2016, we sold shares of our common stock in excess of the amount which we had registered for sale in California, resulting in a violation of the registration requirements of the California Securities Law of 1968. To remedy this, we reported the sales in excess of the California permit to the Department of Business Oversight and made a repurchase offer pursuant to Section the California securities law to those investors who had purchased shares in excess of the permit. Violations of state and federal securities registration laws may result in contingent liabilities to purchasers for sales of unregistered securities and may also subject the seller to fines and penalties by securities regulatory agencies. It is possible that we and our affiliates could be subject to sanctions or to similar liabilities in the future, should another violation of securities registration requirements occur. A finding of such a violation could have a material adverse effect on our business, financial condition and operating results.
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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our investments, which would have an adverse effect on our operations, on our ability to pay dividend distributions to our shareholders and on the value of our shareholders’ investment.
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
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided by the code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for share repurchases or dividend distributions to shareholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.
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
Properties that become vacant could be difficult to re-lease or sell, which could diminish the return on these properties and adversely affect our cash flow and ability to pay dividend distributions to our shareholders.
Properties may incur vacancies either by the expiration and non-renewal of tenant leases or the default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for dividend distribution to our shareholders.

We purchased properties with (or enter into, as necessary) long-term leases with tenants, which may not result in fair market rental rates over time.
We purchased properties with (or enter into, as necessary) long-term leases with tenants and include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we did not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for dividend distribution could be lower than if we did not purchase properties with, or enter into, long-term leases.
We depend on tenants for our revenue generated by our real estate investments and, accordingly, our revenue generated by our real estate investments and our ability to make dividend distributions to our shareholders are dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make dividend distributions to our shareholders.
The success of our real estate investments materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce dividend distributions to shareholders.
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
Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for dividend distribution to our shareholders.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay dividend distributions to our shareholders and may reduce the value of our shareholders’ investment in us.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our cash available for dividend distribution to our shareholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for dividend distribution to our shareholders.
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
Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for dividend distribution.
Our properties are be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for dividend distribution to our shareholders.
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

Risks Related to Investments in Single Tenant Real Estate
Most of our properties depend upon a single tenant for their rental income, and our financial condition and ability to make dividend distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a tenant’s lease termination.
Most of our properties are occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of dividends we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay dividends.
A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.
Within the next five years, approximately 50.7% of our leases, based on an annualized based lease revenue of $9,822,899 as of December 31, 2018, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may affect our ability to re-lease or sell properties and adversely affect returns to shareholders.
Our ability to fully control the management of our net-leased properties may be limited.
The tenants of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties on an ongoing basis, we may not always be able to ascertain or forestall deterioration in the condition of a property or the financial circumstances of a tenant.
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
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for dividend distributions to shareholders. In the event of a bankruptcy, we cannot assure shareholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for dividend distributions to shareholders may be adversely affected. Further, our lenders may have a first priority claim to any recovery under the leases, any guarantees and any credit support, such as security deposits and letters of credit.
Net leases may not result in fair market lease rates over time.
We expect most of our rental income to come from net leases. Net leases typically contain (i) longer lease terms; (ii) fixed rental rate increases during the primary term of the lease; and (iii) fixed rental rates for initial renewal options, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates if fair market rental rates increase at a greater rate than the fixed rental rate increases.
Our real estate investments include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or lease terminations.
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
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for dividend distributions to our shareholders.
We may incur substantial impairment charges.
We may incur substantial impairment charges, which we are required to recognize whenever we determine that the carrying amount of the property is not recoverable and exceeds its fair value. By their nature, the timing or extent of impairment charges are not predictable.
Impairments of intangibles could also adversely affect our financial condition and results of operations. We assess our intangible assets for impairment at least annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of intangible assets could indicate that an impairment of the carrying value of such assets may have occurred, resulting in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.
Risks Associated with Debt Financing
We obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay dividends and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual

REIT taxable income to our shareholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our shareholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for dividend distribution to our shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our shareholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
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
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash dividends to our shareholders will be limited and our shareholders could lose money.
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for dividend distribution to our shareholders.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for dividend distribution to our shareholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.
We may finance the acquisition of certain real estate-related investments with warehouse lines of credit and repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the leases in underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for dividend distribution to our shareholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Our debt service payments will reduce our cash available for dividend distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. If we utilize repurchase financing and if the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for dividend distribution to our shareholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay dividends to our shareholders.
When providing financing, a lender may impose restrictions on us that affect our dividend distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay dividends to our shareholders.
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay dividends to our shareholders.
We may incur variable rate debt. Increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for dividend distribution to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and debt levels could hinder our ability to make dividend distributions and decrease the value of our shareholders’ investment in us.
We may incur debt until our total liabilities would exceed 50% of the cost of our tangible assets (before deducting depreciation or other noncash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement) and we may exceed this limit with the approval of the majority of our independent trust managers. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. Our leverage limit may be increased if it is approved by a majority of our independent trust managers and is disclosed to our shareholders in our next quarterly report, along with the justification for such increase. When calculating our use of leverage, we will not include borrowings relating to the initial acquisition of properties and that are outstanding under a revolving credit facility (or similar agreement). There is no limitation on the amount we may borrow for the purchase of any single asset.
High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our shareholders and could result in a decline in the value of our shareholders’ investment in us.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for dividend distribution to our shareholders.
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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for dividend distribution to our shareholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a verity of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
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
We may be required to collateralize our derivative transactions.
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
Federal Income Tax Risks
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for dividend distribution to our shareholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our dividend distributions on an ongoing basis.

While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for dividend distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our shareholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Our shareholders may have current tax liability on dividend distributions they elect to reinvest in our common stock.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make dividend distributions to our shareholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our shareholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the dividend distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make dividend distributions to our shareholders to comply with the REIT requirements of the Internal Revenue Code.
From time-to-time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for dividend distribution to shareholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make dividend distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our shareholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our shareholders. We may be required to make dividend distributions to shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for dividend distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our shareholders’ investment.
Potential characterization of dividend distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If a tax-exempt shareholder has incurred debt to purchase or hold our common stock, then a portion of the dividend distributions to and gains realized on the sale of common stock by such tax-exempt shareholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our shareholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our shareholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for dividend distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro-rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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

Dividends payable by REITs do not qualify for the reduced tax rates.
The maximum federal tax rate for qualified dividend distributions payable to domestic shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not considered non-qualified dividends and hence not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, ordinary dividends from REITs are treated as income from a “pass-through” entity and are generally eligible for a 20% deduction against those same ordinary dividends. As a result, the top marginal tax rate on REIT dividends is reduced from 37% to 29.6% for individual and trust/estate shareholders.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2018, we owned the following properties, all of which, except for the Chase Bank property, are 100% occupied:

Property and Location	Rentable Square Feet		Property Type	Investment in Real Property, Net, Plus Above-/Below Market Leases, Net		Mortgage Financing (Principal)		Acquisition Fee		Annualized Base Lease Revenue (1)	Lease Expiration	Renewal Options (Number /Years)
Chase Bank Antioch, CA (3)	5,660		Retail	$1,493,165	(2)	$1,507,366	(2)	$60,978		$—	12/31/2017	None
Great Clips Antioch, CA (3)	1,348		Retail	355,616	(2)	358,998	(2)	14,523		37,205	6/30/2023	1 5-yr
Chevron San Jose, CA	1,060		Retail	2,634,485		—		27,750		199,800	5/27/2025	4 5-yr
Levins Sacramento, CA	76,000		Industrial	3,033,686		2,125,703		75,000	(4)	284,796	8/20/2023	2 5-yr
Chevron Roseville, CA (5)	3,300		Retail	2,485,431		—		56,000	(4)	201,600	9/30/2025	4 5-yr
Island Pacific Supermarket Elk Grove, CA	13,963		Retail	3,190,901		1,932,973		74,400	(4)	195,482	5/31/2025	2 5-yr
Dollar General Bakersfield, CA	18,827		Retail	4,158,263		2,378,106		91,500	(4)	328,250	7/31/2028	3 5-yr
Rite Aid Lake Elsinore, CA	17,272		Retail	7,111,301		3,744,915		158,100	(4)	535,777	2/25/2028	6 5-yr
PMI Preclinical San Carlos, CA	20,800		Office	8,294,625		4,213,887		178,400	(4)	595,975	10/31/2025	2 5-yr
Eco Thrift Sacramento, CA	38,536		Retail	4,152,065		2,703,239		95,000		361,515	2/28/2026	2 5-yr
General Services Administration Vacaville, CA	11,014		Office	2,857,915		1,839,454		63,500		339,075	8/24/2026	None
PreK Education Center San Antonio, TX	50,000		Retail	9,699,572		5,239,125		217,000		825,000	7/31/2021	2 8-yr
Dollar Tree Morrow, GA	10,906		Retail	1,250,782		—		30,036		103,607	7/31/2025	3 5-yr
Dinan Cars Morgan Hill, CA	27,296		Industrial	4,339,585		2,764,937		106,120		482,448	4/30/2023	None
Amec Foster Wheeler San Diego, CA	37,449		Office	6,910,258		3,607,191	(6)	51,378		691,295	2/28/2021	2 3-yr
Solar Turbines San Diego, CA	26,036		Office	5,653,434		2,951,122	(6)	117,418		503,818	7/31/2021	1 5-yr
Illinois Tool Works El Dorado Hills, CA	38,500		Industrial	5,919,291		3,089,901	(6)	12,820		498,630	8/1/2022	1 3-yr
Dollar General Big Spring, TX	9,026		Retail	1,210,060		621,737		24,688		86,041	4/30/2030	3 5-yr
Gap Rocklin, CA	40,110		Office	7,245,379		3,714,623		154,000		553,518	2/28/2023	1 5-yr
L3 Communications Carlsbad, CA	46,214		Office	10,211,387		5,380,085		202,523		742,567	4/30/2022	2 3-yr
Sutter Health Rancho Cordova, CA	106,592	(7)	Office	25,506,488		14,419,666		540,000		1,899,186	10/31/2025	3 5-yr
Walgreen Santa Maria, CA	14,490		Retail	5,037,867		—		102,314		369,000	3/30/2022	8 5-yr
	614,399			$122,751,556		$62,593,028		$2,453,448		$9,834,585

(1)	Annualized lease revenue is calculated based on the contractual monthly base rent at December 31, 2018 multiplied by 12.

(2)	One building, so mortgage financing and acquisition fee were allocated on a pro-rata basis based on cash investments.

(3)	Foreclosed and sold on March 13, 2019 (see Note 4 to our consolidated financial statements for more details).

(4)	In lieu of the REIT paying acquisition fees, seller paid the acquisition fee through escrow.

(5)
We own an undivided 70.14% interest through a tenancy-in-common agreement that was entered into in March 2016 (see Note 5 to our accompanying consolidated financial statements for additional information).

(6)	One loan, cross collateralized by Amec Foster, Solar Turbines and ITW Rippey properties; spread pro-rata based on investment in real property for purposes of this table.

(7)	Excludes 83,199 square feet of land relating to a water tower ground lease and its related rental income.
Lease Expirations:
The following tables reflect lease expirations with respect to our properties as of December 31, 2018:

Year	Number of Leases Expiring	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Cumulative Percentage of Leased Square Footage Expiring	Annualized Base Rent Expiring (1)	Percentage of Annualized Base Rent Expiring	Cumulative Percentage of Annualized Base Rent Expiring
2019	—	—	—%	—%	$—	—%	—%
2020	—	—	—%	—%	—	—%	—%
2021	3	113,485	18.6%	18.6%	2,020,114	20.5%	20.5%
2022	2	84,714	13.9%	32.5%	1,241,197	12.6%	33.1%
2023	5	183,290	30.1%	62.6%	1,719,482	17.5%	50.6%
2024	—	—	—%	62.6%	—	—%	50.6%
2025	5	142,658	23.5%	86.1%	3,000,168	30.5%	81.1%
2026	1	11,014	1.8%	87.9%	339,075	3.5%	84.6%
2017	—	—	—%	87.9%	—	—%	84.6%
2028	2	36,099	5.9%	93.8%	864,027	8.8%	93.4%
Thereafter	3	37,479	6.2%	100.0%	650,522	6.6%	100.0%
Total	21	608,739	100.0%		$9,834,585	100.0%

(1)	Annualized lease revenue is calculated based on the contractual monthly base rent at December 31, 2018 multiplied by 12.
2018 Acquisitions or Dispositions:
There were no acquisitions nor dispositions of real estate properties that we owned in 2018.
2018 Debt Financing:
There were no debt financings of real estate properties that we owned in 2018.

ITEM 3.	LEGAL PROCEEDINGS
From time-to-time, we are party to legal proceedings that arise in the ordinary course of our business. The information disclosed under Legal Matters in Note 12 to our consolidated financial statements is incorporated herein by reference.
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
Shareholder Information
As of February 28, 2019, we had 8,407,350 shares of common stock outstanding held by a total of approximately 2,854 shareholders of record.
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
Determination of Estimated Per Share Value
Overview
On January 11, 2019, the independent trust managers of our board of trust managers recommended and the board of trust managers unanimously approved and established an estimated per share NAV of our common stock of $10.57 based on the estimated market value of our assets less the estimated market value of our liabilities, divided by the number of shares outstanding, as of December 31, 2018. The estimated per share NAV as of December 31, 2018 first appeared on investor dashboards on January 14, 2019. This is the second time that the board of trust managers has determined an estimated per share NAV of our common stock and we intend to continue to publish an updated estimated per share NAV on at least an annual basis.
Process
Our independent trust managers are responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including oversight of the valuation processes and methodologies used to determine our estimated NAV per share, the consistency of the valuation methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. In determining the estimated NAV of our shares, our independent trust managers and board of trust managers considered information and analysis, including valuation materials that were provided by Cushman & Wakefield Inc. (“Cushman & Wakefield”), and information provided by our Advisor. Cushman & Wakefield is an independent third-party real estate advisory and consulting firm that was engaged by our board of trust managers to develop an estimate of our fair value. Cushman & Wakefield developed an opinion of fair value of the real estate assets and real estate related liabilities associated with our properties. The valuation was performed in accordance with the provisions of the Investment Program Association Practice Guideline 2013-01, Valuations of Publicly Registered Non Listed REITs.
Cushman & Wakefield's scope of work was conducted in conformity with the requirements of the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute. Several members of the Cushman & Wakefield engagement team who certified the methodologies and assumptions applied by us hold a Member of Appraisal Institute (“MAI”) designation. Other than its engagement as described herein, Cushman & Wakefield does not have any direct interests in any transaction with us and has not performed any services for us other than asset allocation services pursuant to Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (ASU No. 2017-01) and Financial Accounting Standards Board Accounting Standards Codification Topic 805 Business Combinations (ASC Topic 805) and preparation of one appraisal during 2018.
The materials provided by Cushman & Wakefield included a range of NAVs of our shares, and the independent trust managers believes that the use of the "Valuation Methodology," as discussed below, as the primary or sole indicator of value has become widely accepted as a best practice in the valuation of non-listed REIT shares, and therefore the independent trust managers determined to use the Valuation Methodology in establishing the estimated per share NAV. This Valuation Methodology is consistent with the Net Asset Value Calculation and Valuation Procedures adopted by the board of trust managers, including a majority of our independent trust managers. Based on these considerations, the independent trust managers recommended that our board of trust managers establish an estimated value of our common stock, as of December 31, 2018, of $10.57 per share, which estimated value was within the $9.55 to $ 10.79 per share valuation range calculated by Cushman & Wakefield using the

Valuation Methodology. The board of trust managers unanimously agreed to accept the recommendation of the independent trust managers and approved $10.57 as the estimated NAV per share of our common stock. Our board of trust managers is ultimately and solely responsible for the establishment of the per share estimated value.
Valuation Methodology
In preparing its valuation materials and in reaching its conclusions as to the reasonableness of the methodologies and assumptions used by us to value our assets and liabilities, Cushman & Wakefield, among other things:

•	investigated numerous sales in the properties' relevant markets, analyzed rental data and considered the input of buyers, sellers, brokers, property developers and public officials.

•
reviewed and relied upon our-provided data regarding the size, year built, construction quality and construction type of the properties in order to understand the characteristics of the existing improvements and underlying land;

•	reviewed and relied upon our-provided data regarding lease summaries, real estate taxes and operating expense data for the properties;

•	reviewed and relied upon our-provided balance sheet items such as cash and other assets, as well as debt and other liabilities;

•	relied upon our-provided derivative instrument valuation reports prepared by a third-party pricing service;

•
researched the market by means of publications, public and private databases and other resources to measure current market conditions, supply and demand factors, and growth patterns and their effect on the properties; and

•	performed such other analyses and studies, and considered such other factors, as Cushman & Wakefield considered appropriate.
Cushman & Wakefield utilized two approaches in valuing our real estate assets that are commonly used in the commercial real estate industry. The following is a summary of the NAV Methodology and the valuation approaches used by Cushman & Wakefield:
NAV Methodology - The NAV Methodology determines the value of our company by determining the estimated market value of our entity level assets, including real estate assets, and subtracting the market value of our entity level liabilities, including our debt. The materials provided by Cushman & Wakefield to estimate the value of the real estate assets were prepared using discrete estimations of "as is" market valuations for each of the properties in our portfolio using the income capitalization approach as the primary indicator of value and the sales comparison approach as a secondary approach to value, as discussed in greater detail below. Cushman & Wakefield also estimated the fair value of our real estate related debt and also reviewed the methodology used by a third-party pricing service to estimate the fair value of our derivatives and determined that the approach was reasonable. Cushman & Wakefield then added the non-real estate related assets and subtracted non-real estate related liabilities. The resulting amount, which is the estimated Preliminary NAV of the portfolio, is divided by the number of common shares outstanding to determine the estimated per share Preliminary NAV. The Preliminary NAV was used to calculate the subordinated participation fee that is due to our Advisor. The amount of the subordinated participation fee was deducted from the estimated Preliminary NAV to calculate the estimated NAV.
Determination of Estimated Market Value of Our Real Estate Assets Under the NAV Methodology
Income Capitalization Approach - The income capitalization approach first determines the income-producing capacity of a property by using contract rents on existing leases and by estimating market rent from rental activity at competing properties for the vacant space. Deductions are then made for vacancy and collection loss and operating expenses. The net operating income ("NOI") developed in Cushman & Wakefield's analysis is the balance of potential income remaining after vacancy and collection loss and operating expenses. This NOI was then capitalized at an appropriate rate to derive an estimate of value (the "Direct Capitalization Method") or discounted by an appropriate yield rate over a typical projection period in a discounted cash flow analysis (the "DCF Method"). Thus, two key steps were involved: (1) estimating the NOI applicable to the subject property and (2) choosing appropriate capitalization rates and discount rates.
The material assumptions used in this income capitalization approach are NOI and the capitalization rate. All of our existing leases are triple net, and therefore NOI is equal to the contractual cash basis rents. The 2019 contractual cash basis rents were used. The following summarizes the range of capitalization rates Cushman & Wakefield used to arrive at the estimated market values of our properties valued using the DCF Method:

	Range	Weighted-Average
Capitalization rate	6.75% to 8.75%	7.19%

The capitalization rate was weighted based on NOI. An increase (or decrease) in the selected capitalization rate of 0.25% would result in a (decrease) or increase in net asset value of approximately $8,200,000.
Sales Comparison Approach - The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as the price for comparable improved properties. This approach is based upon the principle of substitution, which states that the limits of prices, rents, and rates tend to be set by the prevailing prices, rents, and rates of equally desirable substitutes.
Utilizing the NAV Methodology, including use of the two approaches to value our real estate assets noted above, when divided by the 8.39 million shares of our common stock outstanding on December 31, 2018, Cushman & Wakefield determined a valuation range of $9.55 to $10.79 per share.
Cushman & Wakefield prepared and provided to us a report containing, among other information, the range of net asset values for our common stock as of December 31, 2018 (the "Valuation Report"). On January 11, 2019, the independent trust managers conferred with Cushman & Wakefield regarding the methodologies and assumptions used in the Valuation Report. On January 11, 2019 the independent trust managers recommended, and our board of trust managers unanimously approved, an estimated per share NAV of our common stock, as of December 31, 2018, of $10.57 per share.
The table below sets forth the calculation of our estimated per share NAV as of December 31, 2018:

	Estimated Value	Estimated Per Share NAV
Real estate properties	$147,480,776	$17.58
Cash, cash equivalents and restricted cash	3,397,942	0.40
Other assets	636,504	0.07
Total assets	151,515,222	18.05

Mortgage notes payable, net	60,106,667	7.16
Sales deposit liability	1,000,000	0.12
Other liabilities	1,676,559	0.20
Total liabilities	62,783,226	7.48

Total estimated value as of December 31, 2018	$88,731,996	$10.57

Shares of common stock outstanding used in the NAV computation	8,390,775
Exclusions from Estimated NAV
The estimated share value approved by the board of trust managers does not reflect any "portfolio premium," nor does it reflect our enterprise value, which may include a premium or discount to NAV for:

•	the size of our portfolio as some buyers may pay more for a portfolio compared to prices for individual investments;

•	the overall geographic and tenant diversity of the portfolio as a whole;

•	the characteristics of our working capital, leverage and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

•	certain third-party transaction or other expenses that would be necessary to realize the value;

•	services being provided by personnel of advisors under the Advisory Agreement and our potential ability to secure the se1vices of a management team on a long-term basis; or

•	the potential difference in per share value if we were to list our shares of common stock on a national securities exchange.
If our real estate properties portfolio was liquidated at the total estimated value as of December 31, 2018 of $147,480,776, our Advisor would earn a 3% disposition fee of approximately $4,424,400 and a subordinated participation fee of approximately $1,239,400.

Limitations of the Estimated Share Value
As with any valuation methodology, the NAV Methodology used by the board of trust managers in reaching an estimate of the value of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different valuation methods, estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares. In addition, the board of trust managers’ estimate of share value is not based on the book values of our real estate, as determined by generally accepted accounting principles, as the book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.
Furthermore, in reaching an estimate of the value of our shares, our board of trust managers did not include a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. In addition, selling costs were not considered by Cushman & Wakefield in the valuation of the properties. Other costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy involves a listing of our shares of common stock on a national securities exchange, a merger of our company, or a sale of our portfolio were also not included in the board of trust managers’ estimate of the value of our shares.
As a result, there can be no assurance that:

•	shareholders will be able to realize the estimated share value upon attempting to sell their shares;

•
we will be able to achieve, for our shareholders, the estimated per share NAV upon a listing of our shares of common stock on a national securities exchange, a merger of our company, or a sale of our portfolio; or

•
the estimated share value, or the methodology relied upon by the board of trust managers to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code or other regulatory requirements,

Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
Dividend Reinvestment Plan
Pursuant to the terms of our dividend reinvestment plan currently in effect, on or after the date that the board of trust managers determines a reasonable estimated value of our shares, dividends will be reinvested in shares of our common stock at a price equal to the most recently disclosed estimated per share value, as determined by the board of trust managers excluding those the board of trust managers designates as ineligible for reinvestment through our dividend reinvestment plan. Accordingly, shares of our common stock issued pursuant to our dividend reinvestment plan are currently issued for $10.57 per share.
A participant may terminate participation in our dividend reinvestment plan at any time by delivering a written notice to the administrator. To be effective for any monthly dividends, such termination notice must be received by us at least ten (10) business days prior to the last day of the month to which the dividends relates. Any termination should be provided by written notice.
Shareholders who presently participate in our dividend reinvestment plan do not need to take any action to continue their participation in our dividend reinvestment plan.
Share Repurchase Program
In accordance with our share repurchase program, after such time as the board of trust managers has determined a reasonable estimate of the value of our shares, the per share redemption price will be the most recently published NAV. As a result of the board of trust managers’ determination of an estimated value of our shares of common stock, commencing on January 14, 2019, the estimated per share value of $10.57 shall serve as the most recently published NAV for purposes of the share redemption program.
We have established a share repurchase program to provide limited liquidity for our shareholders, subject to the provisions of the program and limitations imposed by the SEC which is described further below under the heading Share Repurchase Program. On January 14, 2019, we announced that redemptions of common stock under the share repurchase program have been suspended during the strategic alternatives review process.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
Beginning April 2012 until the Termination Date, we were engaged in an offering of our shares of common stock for sale to investors on a “best efforts” basis. We continue to sell our shares to existing shareholders under our dividend reinvestment plan.
On April 29, 2016, we filed a registration statement on Form 10 with the SEC to register our common stock, par value $0.01 per share under the Securities Exchange Act of 1934, as amended.
As of December 31, 2018, reimbursement to our Advisor for organization and offering expenses, subject to the 3% of gross offering proceeds limitation, totaled $2,796,197.
From the commencement of the offering through December 31, 2018, the net offering proceeds to us, after deducting the reimbursable offering expenses incurred as described above, were approximately $91,175,339, including net offering proceeds from our dividend reinvestment plan of $11,975,324.
We have used substantially all of the net proceeds from the offering to acquire and manage our current corporate commercial real estate properties. See Item 2. Properties.
Distributions to Shareholders
In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We intend, although we are not legally obligated, to continue to make regular quarterly dividend distributions to holders of our shares at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Dividends are authorized at the discretion of our board of trust managers, which is directed, in substantial part, by our obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. Our board of trust managers has not pre-established a percentage range of return for dividend distributions to shareholders. We have not established a minimum distribution level, and our Amended and Restated Declaration of Trust, as amended does not require that we make dividend distributions to our shareholders.
Generally, our policy is to pay dividends from cash flow from operations. Our Advisor, in its sole election, may defer reimbursements and fees otherwise due to it. A deferral of any fee or reimbursement owed to our Advisor will have the effect of increasing cash flow from operations for the relevant period and increase the cash available to make dividend distributions to our shareholders because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any such deferred reimbursements and fees will not be interest-bearing and will be paid as and when determined by our board of trust managers. We do not use the proceeds from sales of our common stock or borrowed money to pay dividends but rather pay dividends from cash flow from operations, proceeds from the sale of Properties and/or, as elected solely by our Advisor, from deferred reimbursements and fees owed to our Advisor. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors.” If our cash flow from operations decreases in the future, the level of our dividend distributions may also decrease.
To maintain our qualification as a REIT, we must make aggregate annual dividends distributions to our shareholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). If we continue to meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our shareholders each year. Our board of trust managers may authorize dividends in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of trust managers deems relevant.

		Dividends Declared Per Share	Dividends Paid		Cash Flows Provided by Operating Activities
Period	Dividends Declared		Cash	Reinvested
2017:
First Quarter 2017	$1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	0.1875	465,689	1,103,595	672,800
Third Quarter 2017	1,563,430	0.1875	458,938	1,104,492	1,464,563
Fourth Quarter 2017	1,566,932	0.1875	481,806	1,085,126	1,252,518
2017 Totals	$6,248,235	$0.7500	$1,862,391	$4,385,844	$5,161,616

2018:
First Quarter 2018	$1,566,934	$0.1875	$478,674	$1,088,260	$1,566,444
Second Quarter 2018	1,574,919	0.1875	534,554	1,040,365	907,398
Third Quarter 2018	1,573,763	0.1875	512,184	1,061,579	1,462,661
Fourth Quarter 2018	1,568,050	0.1875	502,769	1,065,281	1,357,088
2018 Totals	$6,283,666	$0.7500	$2,028,181	$4,255,485	$5,293,591
The following presents the federal income tax characterizations of dividends paid:

	Years Ended December 31,
	2018	2017
Ordinary income	$0.238	$0.285
Nontaxable dividend distributions	0.512	0.465
	$0.750	$0.750
Quarterly dividend distributions to shareholders for the years ended December 31, 2017 and 2018 were declared and paid based on daily record dates at rates per share per day as follows:

Dividend Distribution Period	Rate Per Share Per Day	Declaration Date	Payment Dates
January 1 – March 31, 2017	$0.00208330	April 20, 2017	April 20, 2017
April 1 – June 30, 2017	$0.00206044	July 20, 2017	July 20, 2017
July 1 – September 30, 2017	$0.00203804	October 19, 2017	October 20, 2017
October 1 – December 31, 2017	$0.00203804	January 25, 2018	January 25, 2018
January 1 – March 31, 2018	$0.00208333	April 24, 2018	April 25, 2018
April 1 – June 30, 2018	$0.00206044	July 23, 2018	July 25, 2018
July 1 – September 30, 2018	$0.00203804	October 25, 2018	October 25, 2018
October 1 – December 31, 2018	$0.00203804	January 22, 2019	January 25, 2019
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors.” Those factors include: our ability to continue to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our Advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our dividend reinvestment plan. In the event our cash flow from operations decreases in the future, the level of our dividend distributions may also decrease. In addition, future dividends declared and paid may exceed cash flow from operations, to the extent that our Advisor defers payment of fees and reimbursements to which it is entitled.

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
We reserve the right to reject any request for the redemption of shares. Additionally, we may terminate, suspend, or amend the share repurchase program at any time without shareholder approval if we believe such action is in the best interest of all shareholders or if we determine the funds otherwise available to fund our share repurchase program are needed for other purposes. On January 14, 2019, we announced that redemptions of common stock under the share repurchase program have been suspended during the strategic alternatives review process.
Share repurchase requests will be honored on a first-come, first served basis. We cannot guarantee that we will have sufficient available cash flow to accommodate all requests when made. If we do not have such sufficient funds available, at the time when redemption is requested, the redeeming shareholder may (i) withdraw their request for redemption or (ii) ask that we honor their request, if and when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-serve basis.
From inception through December 31, 2018, a total of 1,027,145 shares had been tendered for redemption by us, which represented all redemption requests received in good order and eligible for redemption through December 31, 2018. All of these shares had been redeemed except for the 82,589 of shares in connection with the redemption requests that were made in December 2018 and were repurchased on January 15, 2019. These shares were repurchased, or will be repurchased with respect to shares tendered for redemption in December 2018, with the proceeds from reinvested dividends at price per share of $10.57. Effective January 14, 2019, the estimated per share value of $10.57 became the most recently published NAV for purposes of the share redemption program.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable as our company is a "Smaller Reporting Company."

ITEM 7.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying audited consolidated financial statements and the notes thereto. Also see Forward-Looking Statements preceding Part I of this Annual Report on Form 10-K and Part I, Item 1A "Risk Factors" herein.
Overview
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated audited financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve profitability.

•	Our source of cash for dividends to investors will be cash flow from our operations (including sales of properties) or waiver or deferral of reimbursements or fees paid to our Advisor.

•	We may not generate cash flows sufficient to pay our dividends to shareholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a REIT for U.S. federal income tax purposes.

•	We are dependent upon our Advisor which has the right to terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty.

•
Our Advisor and its affiliates, including all of our executive officers and our affiliated trust managers and other key real estate professionals, face conflicts of interest, which may result in actions that are not in the long-term best interests of our shareholders.

•
Our business and results of operations could be adversely affected by risks of security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems.

From April 2012 until the Termination Date, we were engaged in an offering of our shares of common stock for sale to investors. We continue to sell our shares to existing shareholders under our dividend reinvestment plan.
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
Subject to certain restrictions and limitations, our business is externally managed by our Advisor pursuant to an Advisory Agreement. Our Advisor manages our operations and our portfolio of core real estate properties and real estate related assets. Our Advisor also provides asset management, and other administrative services on our behalf. Our Advisor is paid certain fees as set forth in Note 9 to our consolidated financial statements.
Through December 31, 2018, we had sold 9,370,803 shares of our common stock pursuant to our public offering and our dividend reinvestment plan for aggregate gross offering proceeds of $93,971,536.
Our Advisor makes recommendations on all investments to our board of trust managers. All proposed real estate investments must be approved by at least a majority of our board of trust managers subject to guidelines established by our board of trust managers which, if a proposed investment fits within such guidelines, specific board approval would not be needed.
We elected to be taxed as a REIT for U.S. for federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with our taxable year ended December 31, 2014. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our shareholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for dividends to our shareholders. However, we believe that we will be organized and will operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Liquidity and Capital Resources
Our proceeds from shares sold in the offering have been, and will continue to be, primarily for (i) property acquisitions; (ii) capital expenditures; and (iii) payment of principal on our outstanding indebtedness. Our cash needs for the purchase of real estate properties and other real estate investments will be funded primarily from the continuing sale of our shares through our dividend reinvestment plan, from the sale of existing properties and from debt proceeds.
Our debt financing and other liabilities, including our pro-rata share of the debt financing of entities in which we invest is approximately 44% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). Our aggregate borrowings, both secured and unsecured, must be reasonable in relation to our net assets. We intend to limit our leverage to 50% of the cost of acquiring our tangible assets (before deducting depreciation or other non-cash reserves and without taking into account borrowings relating to the initial acquisition of properties that are outstanding under a revolving credit facility or similar agreement). This is our overall target. Our borrowings on one or more individual properties may exceed 50% of their individual cost, so long as our overall leverage does not exceed 50%. Our leverage limit may be increased if it is approved by a majority of our independent trust managers and is disclosed to our shareholders in our next quarterly report, along with the justification for such increase.
We may borrow amounts from our Advisor if such loan is approved by a majority of our trust managers, including a majority of our independent trust managers, not otherwise interested in the transaction, as being fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances. Any such loan will be included in determining whether we have complied with the borrowing limit in our prospectus. Our Advisor has no obligation to make any loans to us.
Debt financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time-to-time for property improvements, lease inducements, tenant improvements, and other working capital needs.
We entered into interest rate swaps as a fixed rate payer to mitigate our exposure to rising interest rates on our variable rate notes payable (level 2 measurement). We do not enter into derivatives for speculative purposes. None of our derivatives at December 31, 2018 or 2017 were designated as hedging instruments, therefore the net unrealized gain recognized on interest rate swaps of $101,815 and $228,533, respectively, was recorded as an addition to gain on interest rate swaps (see Notes 7 and 8 to our consolidated financial statements for more details).
Generally, we expect to meet operating cash needs and make dividend distributions from our cash flows from operating activities.
Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, from time-to-time during our operational stage, we will declare dividends in anticipation of cash flow that we expect to receive during a later period and we will pay these dividends in advance of our actual receipt of these funds. In these instances, our Advisor may elect in its sole discretion to defer fees and/or reimbursements to which they are otherwise entitled to fund some or all of our dividends, of which a portion will deem to have been waived as described herein. Any such deferred reimbursements and fees will not be interest-bearing. Our Advisor has no obligation to defer any of their fees or reimbursements. We will not use the proceeds from sales of our common stock or borrowed money to pay dividend distributions but rather will pay dividends from cash flow from operations and, as elected solely by our Advisor, from deferred reimbursements and fees.
If we pay dividends from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our shareholders may be reduced and subsequent shareholders will experience dilution. A waiver or deferral of any fee or reimbursement owed to our Advisor will have the effect of increasing cash flow from operations for the relevant period because we will not have to use cash to pay any fee or reimbursement that was deferred during the relevant period. Any fee or reimbursement that was deferred, or any amounts advanced, that we later pay or reimburse, will have the effect of reducing cash flow from operations for the applicable period in which we pay or reimburse these amounts.
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
Portfolio Information
Our real estate investments for both December 31, 2018 and 2017 balance sheet dates were as follows:

Number of properties:
Retail (a)	11
Office	7
Industrial	3
Total	21

Leasable square feet:
Retail (a)	184,388
Office	288,215
Industrial	141,796
Total	614,399

(a)	The Antioch property was sold in a foreclosure sale on March 13, 2019.
Cash Flow Summary
The following table summarizes our cash flow activity for the years ended December 31, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$5,293,591	$5,161,616
Net cash used in investing activities	$(554,700)	$(30,126,826)
Net cash (used in) provided by financing activities	$(7,390,553)	$17,527,865
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $5,293,591 and $5,161,616, respectively.
The cash provided by operating activities for the year ended December 31, 2018 reflects our net loss from operations of $896,595 plus net non-cash charges of $6,021,273, primarily related to depreciation and amortization, and including impairment of real estate investment property, amortization of deferred financing costs and stock compensation expense, partially offset by amortization of below-market leases, deferred rents and unrealized gain on interest rate swap valuations. Cash was also provided by a decrease in net operating assets of $168,913 during the year ended December 31, 2018 due to increases in accounts payable, accrued and other liabilities and due to affiliates and a decrease in tenant receivables, offset in part by an increase in prepaid and other assets.
The cash provided by operating activities for the year ended December 31, 2017 reflects our net income from operations of $1,395,046 plus net non-cash charges of $3,895,035, primarily related to depreciation and amortization, and including amortization of deferred financing costs, stock compensation expense and expensed organization and offering costs, partially offset by amortization of below-market leases, a net gain on sale of real estate investment, deferred rents and unrealized gain on interest rate swap derivatives. In addition, our positive cash flows from operations was partially offset by an increase in net operating assets of $128,465 during the year ended December 31, 2017 due to an increase in tenant receivables and a decrease in due to affiliates, partially offset by an increase in accounts payable, accrued and other liabilities.

We expect that our cash flows from operating activities will reflect modest increases in future periods as a result of contractual increases in rental revenues from our properties.
Cash Flows from Investing Activities
Net cash used in investing activities was $554,700 for the year ended December 31, 2018, which reflected the additions to our existing real estate investment properties.
Net cash used in investing activities was $30,126,826 for the year ended December 31, 2017 and consisted primarily of the following:

•	$30,699,222 for the acquisition of two real estate properties;

•	$1,501,764 for additions to real estate investments;

•	$622,320 of payments of acquisition fees and costs;

•	$250,000 payment for seller holdback; and

•	$250,000 refundable purchase deposits for future acquisitions; partially offset by

•	$3,196,480 of proceeds from the sale of real estate investment property.
Cash Flows from Financing Activities
Net cash provided by financing activities was $7,390,553 for the year ended December 31, 2018 and consisted primarily of the following:

•	$1,206,649 of repayments on mortgage notes payable;

•	$4,046,933 for repurchase our shares of common stock;

•	$2,028,181 for dividends paid to common shareholders after giving effect to dividends reinvested of $4,255,485; and

•	$108,790 of payments of offering costs to affiliates.
Net cash provided by financing activities was $17,527,865 for the year ended December 31, 2017 and consisted primarily of the following:

•	$24,865,612 of proceeds from mortgage notes payable, offset partially by $1,084,582 of principal repayments; partially reduced by

•	$649,205 of payments of deferred financing costs and loan deposits;

•	$3,573,725 for repurchases our shares of common stock;

•	$1,856,954 for dividends paid to common shareholders after giving effect to dividends reinvested of $4,284,688; and

•	$173,281 for payments of offering costs to affiliates.
Capital Resources
Generally, cash needs for debt payments and capital expenditures will be funded by existing cash, cash equivalents and restricted cash and internally generated funds. Cash needs for operating and interest expense and dividends will generally be funded by internally generated funds.
Results of Operations
We owned 21 real estate properties at both December 30, 2018 and 2017 with no property acquisitions or dispositions in 2018. While one of our properties, the Antioch property, was foreclosed and sold on March 13, 2019, we continue to expect our rental income, tenant reimbursements, depreciation and amortization expense, interest expense and asset management fees to affiliates to remain relatively flat to slightly higher in 2019 due to rental escalations.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
Rental Income
Rental income for the years ended December 31, 2018 and 2017 was $10,960,847 and $10,618,148, respectively. The components of rental income are as follows:

	Years Ended December 31,
	2018	2017
Properties acquired prior to 2017, net of property sold	$8,502,966	$8,746,209
Properties acquired in 2017	2,457,881	1,846,841
Property sold in 2017	—	61,554
Total	$10,960,847	$10,654,604
The increase of $306,243 or approximately 3% year-over-year was primarily due to rental income from the acquisition of two properties (Sutter Health and Walgreens) in the first half of 2017, partially offset by the disposition of one real estate property (Chevron) in April 2017 and the expiration of the Chase Bank lease at the Antioch, California property in December 2017 which has not been re-leased. The Antioch, California property was foreclosed and sold on March 13, 2019 (see Note 3 to our consolidated financial statements for a detailed discussion). In addition, the increase was moderated by lower lease payments we negotiated with a tenant that went through a restructuring in the second quarter of 2018.
Tenant Reimbursements and Other Revenue
Tenant reimbursements and other revenue for the years ended December 31, 2018 and 2017 were $2,205,784 and $2,183,150, respectively. Pursuant to many of our lease agreements, tenants are required to pay all or a portion of the property operating expenses. The increase of $22,634 or approximately 1% year-over-year was primarily due to increases in recoveries of common area maintenance costs and property taxes, partially offset by decreases in recoveries for repairs and maintenance and utilities.
Fees to Affiliates/Expense Reimbursements
Asset management fees to affiliates for the years ended December 31, 2018 and 2017 were $810,471 and $758,555, respectively. The asset management fees are equal to 0.6% per annum of our Average Invested Assets. The increase in asset management fees reflects the acquisition of two properties (Sutter Health and Walgreens) in the first half of 2017, partially offset by the disposition of one real estate property (Chevron) in April 2017.
Operating expense reimbursements for the years ended December 31, 2018 and 2017 were $370,186 and $102,080, respectively. These costs are included in fees to affiliates expense in the statement of operations and reflect reimbursements for allocated personnel and other overhead costs billed to us by our Advisor as permitted by our Offering Prospectus. Insurance and bank fees were not charged for the 2017 period and reimbursements for allocated personnel increased due to increased staffing in 2018.
Disposition fees to affiliate for the years ended December 31, 2018 and 2017 were $0 and $103,020, respectively. Disposition fees are presented in the statement of operations as a reduction of gain on sale of real estate investment property.
Property management fees to affiliate for the years ended December 31, 2018 and 2017 were $100,771 and $98,246, respectively.

General and Administrative
General and administrative expenses for the years ended December 31, 2018 and 2017 were $967,390 and $887,813, respectively, an increase of $79,577 or approximately 9% year-over-year. The following are the most significant components of general and administrative expense:

	Years Ended December 31,
	2018	2017

Advertising costs	$111,050	$131,541
Legal, audit and tax fees	354,770	405,442
Other professional fees	173,985	91,076
Stock compensation to independent trust managers	178,022	134,000
Other	149,563	125,754
Total	$967,390	$887,813
The increase in general and administrative expenses primarily reflects higher costs incurred for other professional fees, stock compensation for services rendered, trust managers and officers’ insurance and state franchise fees in the current year compared to the prior year. These increases were partially offset by the decrease in legal, audit and tax fees, and advertising costs incurred.
Depreciation and Amortization
Depreciation and amortization expense for the years ended December 31, 2018 and 2017 were $5,783,643 and $5,645,451, respectively. The increase of $138,192 or approximately 2% year-over-year was primarily due to the depreciation on two investment properties acquired in the first half of 2017, partially offset by the reduction in depreciation expense related to the Antioch, California property in the second half of 2018. Our second quarter 2018 impairment charge for the Antioch, California property reduced our cost-basis for depreciating such property during the second half of 2018 (see Note 4 of our consolidated financial statements for additional information). The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense for the years ended December 31, 2018 and 2017 were $2,813,430 and $2,503,810, respectively. The increase of $309,620 or approximately 12% year-over-year was primarily due to a full year of interest expense and amortization of deferred financing costs in 2018 related to the Sutter Health and L-3 Communications mortgages obtained in March and May 2017, respectively. Partially offsetting interest expense in both 2018 and 2017 was gain on interest rate swap valuations of $182,823 and $105,909, respectively. Excluding the effect of the interest rate swap valuations, interest expense increased by $386,534 or 15% year-over year. See Note 7 to our consolidated financial statements for the detail of the components of interest expense.
Property Expenses
Property expenses for the years ended December 31, 2018 and 2017, were $2,455,916 and $2,293,794, respectively. The increase of $162,122 or approximately 7% year-over-year was primarily due to the increase in property taxes, provision for doubtful accounts, repairs and maintenance expense and insurance expense in 2018 compared to 2017. Approximately 90% and 95% of these costs were recoverable from tenants in 2018 and 2017, respectively.
Impairment of Real Estate Investment Property
The charge of $862,190 for the year ended December 31, 2018, which was less than 1% of our total investments in real estate property as of June 30, 2018, was related to the second quarter impairment of our property in Antioch, California due to the expiration of the lease term at December 31, 2017 and our subsequent difficulties encountered during the second quarter in our efforts to re-lease the property at acceptable rent rates (see Note 4 of our condensed consolidated financial statements for impairment details and Note 7 for details about our special purpose subsidiary’s default on the mortgage loan for this property).

Gain on Sale of Real Estate Investment Property, Net
The gain on sale of real estate property of $747,957, net of the $103,020 disposition fee paid to our Advisor in 2017, was realized from the sale of the Chevron Gas Station property in Rancho Cordova, CA in April 2017 (see Note 6 of our consolidated financial statements for additional discussion of the gain).
Organization and Offering Costs
Our organization and offering costs were paid by our Advisor on our behalf. Offering costs include all expenses incurred in connection with the offering. The costs to market the offering and all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate are organization and offering costs.
We are obligated to reimburse our Advisor for organization and offering costs related to our offering and our dividend reinvestment plan paid by them on our behalf provided such reimbursement would not exceed 3% of gross offering proceeds raised in our offering and our dividend reinvestment plan as of the date of the reimbursement.
As of December 31, 2018, we had not directly incurred any organization and offering costs related to the offering as all such costs had been funded by our Advisor. As a result, these organization and offering costs related to the offering are not recorded in our financial statements as of December 31, 2018 other than to the extent of 3% of the gross offering proceeds.
Through December 31, 2018, our Advisor had incurred organization and offering costs on our behalf in connection with the offering of $2,796,198. As of December 31, 2018, we had recorded reimbursements of the full $2,796,198 of organization and offering costs completing our obligation for reimbursement to our Advisor.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time-to-time during our operational stage, we may not pay dividend distributions solely from our cash flow from operating activities, in which case dividend distributions may be paid in whole or in part from the waiver or deferral of fees otherwise due to our Advisor, if so elected by our Advisor. Quarterly dividends declared, dividends paid and cash flows from operations were as follows during the years ended December 31, 2017 and 2018:

Period	Dividends Declared	Dividends Declared Per Share	Dividends Paid		Cash Flows Provided by Operating Activities
			Cash	Reinvested
First Quarter 2017	$1,548,589	$0.1875	$455,958	$1,092,631	$1,771,735
Second Quarter 2017	1,569,284	0.1875	465,689	1,103,595	672,800
Third Quarter 2017	1,563,430	0.1875	458,938	1,104,492	1,464,563
Fourth Quarter 2017	1,566,932	0.1875	481,806	1,085,126	1,252,518
2017 Totals	$6,248,235	$0.7500	$1,862,391	$4,385,844	$5,161,616

	Dividends Declared	Dividends Declared Per Share	Dividends Paid		Cash Flows Provided by Operating Activities
Period			Cash	Reinvested
First Quarter 2018	$1,566,934	$0.1875	$478,674	$1,088,260	$1,566,444
Second Quarter 2018	1,574,919	0.1875	534,554	1,040,365	907,398
Third Quarter 2018	1,573,763	0.1875	512,184	1,061,579	1,462,661
Fourth Quarter 2018	1,568,050	0.1875	502,769	1,065,281	1,357,088
2018 Totals	$6,283,666	$0.7500	$2,028,181	$4,255,485	$5,293,591

The following presents the federal income tax characterizations of dividends paid:

	Years ended December 31,
	2017	2016
Ordinary income	$0.238	$0.285
Nontaxable dividend distributions	0.512	0.465
	$0.750	$0.750
Dividend distributions are paid on a quarterly basis. Effective, with the quarterly dividend distribution paid in January 2018, the dividends have been paid on or about the 25th of the following month. During 2017, dividends for record dates as of end of a given quarter were paid on or about the 20th of the following month.
Going forward, we expect our board of trust managers to continue to declare cash dividends based on daily record dates and to pay these dividends on a quarterly basis. Cash dividends will be determined by our board of trust managers based on our financial condition and such other factors as our board of trust managers deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our shareholders other than as necessary to meet IRS REIT qualification standards.
To date, the sources of cash used to pay our shareholder dividend distributions have been from net rental income received and/or deferral of Advisor Fees.
Properties
As of December 31, 2018, we owned 21 properties encompassing approximately 614,399 leasable square feet in three states. We were in the offering stage of our life cycle through July 20, 2016. Acquisitions of all assets owned were completed by June 2017. We have fully invested the offering proceeds (see Note 4 to our consolidated financial statements).
In evaluating each of these properties as a potential acquisition, including the determination of an appropriate purchase price to be paid for the properties, we considered a variety of factors, including the condition and financial performance of the properties, the terms of the existing leases and the creditworthiness of the tenants, property location, visibility and access, age of the properties, physical condition and curb appeal, neighboring property uses, local market conditions, which include vacancy rates, area demographics, including trade area population and average household income and neighborhood growth patterns and economic conditions. We do not currently have plans to incur any significant costs to renovate, improve or develop the properties other than as discussed below, and we believe that the properties are adequately insured.
We have one tenant with a lease that provides for remaining tenant improvement allowances totaling approximately $207,000 as of December 31, 2018. We expect that the related improvements will be completed during the 2019 calendar year. As of December 31, 2018, there were restricted cash deposits of $462,140 that are available to pay for these and prior improvements. In addition, at December 31, 2018, we have identified approximately $345,000 of roof and HVAC replacement, landscape improvements, exterior painting and sealing and parking lot repairs/restriping that are expected to be completed in 2019. Approximately 22% of these improvements are recoverable from tenants through their operating expense recoveries. However, in some cases we will have to pay for the improvements and the recoveries will be billed over an extended period of time. The remaining costs are not recoverable from tenants. Those improvements will be funded from operating cash flow or offering proceeds.
More information on our properties and investments can be found in Item 2. Properties of this Annual Report.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption. The adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment as of January 1, 2018, the date of the Company's adoption.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenue is recognized when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 amounted to $0. Such amount would have been included in tenant reimbursements on the accompanying consolidated statements of operations.
The Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09. Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. The Company did not have any sales of real estate during the year ended December 31, 2018.
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
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type, and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides an allowance against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected.
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

Real Estate Investments
Real Estate Acquisition Valuation
We record acquisitions that meet the definition of a business as a business combination. If the acquisition does not meet the definition of a business, we record the acquisition as an asset acquisition. Under both methods, all assets acquired and liabilities assumed are measured based on their acquisition-date fair values. Transaction costs that are related to a business combination are charged to expense as incurred while transaction costs that are related to an asset acquisition are capitalized as incurred. We assess the acquisition date fair values of all tangible assets, identifiable intangibles, and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining noncancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to amortization expense over the remaining noncancelable term of the respective lease.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income or (loss).
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
Level 1: quoted prices in active markets for identical assets or liabilities;
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models, and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of our financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. We evaluate several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

Cash and cash equivalents; restricted cash; tenant receivables; other assets; accounts payable, accrued and other liabilities; sales deposit liability; share repurchase payable; and due to affiliates: These balances approximate their fair values due to the short maturities of these items.
Derivative instruments: Our derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, we classify these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Mortgage notes payable: The fair value of our mortgage notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. We classify these inputs as Level 3 inputs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable as our company is a “Smaller Reporting Company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Index to Consolidated Financial Statements at page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in our independent accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures during the fiscal year ended December 31, 2018.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and chief financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective.
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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our internal controls over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. We recognize that any control system, no matter how well designed and operated is based upon certain judgements and assumptions and cannot provide absolute assurances that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2018, all items required to be disclosed under Current Reports on Form 8-K were reported as required.
PART III

ITEM 10.	TRUST MANAGERS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our trust managers and executive officers and their positions and offices are as follows:

Name (1)(2)(3)(4)	Age (5)	Positions
Aaron S. Halfacre	46	Chief Executive Officer, President and Trust Manager
Raymond E. Wirta	75	Chairman of the Board and Trust Manager
Raymond J. Pacini	63	Executive Vice President, Chief Financial Officer and Treasurer
Sandra G. Sciutto	58	Senior Vice President and Chief Accounting Officer
Jean Ho	51	Chief Operating Officer, Chief Compliance Officer and Secretary
David Perduk	52	Chief Investment Officer
Vipe Desai	51	Independent Trust Manager (6)
David Feinleib	44	Independent Trust Manager (6)
Jonathan Platt	33	Independent Trust Manager (6)

(1)	The address of each executive officer and trust manager listed is 3090 Bristol Street, Suite 550, Costa Mesa, California 92626.

(2)	Mr. Harold C. Hofer resigned as our chief executive officer, president and as a trust manager on December 31, 2018.

(3)	Mr. Jeffrey Randolph resigned as an independent member of our board of trust managers and as chairman of the audit committee on January 11, 2019.

(4)	Mr. John Wang resigned as a non-independent trust manager on December 31, 2018.

(5)	As of February 28, 2018.

(6)	Independent member of the audit committee of our board of trust managers.
Mr. Aaron S. Halfacre. Mr. Halfacre has served as our Chief Executive Officer and President and a member of our Board of Trust Managers since he succeeded Mr. Hofer on January 1, 2019. Since January 1, 2019, Mr. Halfacre also serves as Chief Executive Officer and a Manager of our Advisor, BrixInvest, LLC where he previously served as President since August 2018; the Chief Executive Officer, President and a Director of affiliated REIT, RW Holdings NNN REIT, Inc.; and the Chief Executive Officer, President and a Director of affiliated REIT, BRIX REIT, Inc. From January 2018 to July 2018, Mr. Halfacre served as President of Realty Mogul, Co., a real estate crowdfunding platform and its affiliates, MogulREIT I, LLC, a non-traded public real estate investment trust that invests in and manages a diversified portfolio of commercial real estate investments, including loans, equity in commercial real estate ventures and other real estate-related assets; and MogulREIT II, LLC, a non-traded public real estate investment trust that owns and manages a diversified portfolio of preferred equity and joint venture equity investments in multifamily properties located in target markets throughout the United States. From April 2016 to the present, Mr. Halfacre serves as a Co-Founder of Persistent Properties, LLC which manages a multi-family portfolio focused on workforce housing. From July 2014 to March 2016, Mr. Halfacre served as president and chief investment officer of Campus Crest Communities, Inc., a publicly-traded real estate investment trust focusing on the ownership, development, building and management of student housing properties throughout the United States. From October 2012 to May 2014, Mr. Halfacre served as senior vice president and head of strategic relations at Cole Capital Corporation, where he oversaw all investor and strategic capital relationships. From November 2005 to December 2010, Mr. Halfacre served as the chief of staff and head of product development of the real estate group at BlackRock, a global investment management corporation. From June 2004 to November 2005, Mr. Halfacre served as director of investor relations for Green Street Advisors, a premier independent research and advisory firm concentrating on the commercial real estate industry in North America and Europe. Mr. Halfacre holds both Chartered Financial Analyst® and Chartered Alternative Investment Analyst® designations and received a Master of Business Administration from Rice University.

Our Board of Trust Managers has concluded that Mr. Halfacre is qualified to serve as a Trust Manager and as our President and Chief Executive Officer by reason of his extensive industry and leadership experience.
Mr. Raymond Wirta. Mr. Wirta is a sponsor of the Company. Together with with Mr. Halfacre and Mr. Harold Hofer, he indirectly owns and controls our Advisor. Mr. Wirta is also the Chairman of the Board of affiliated REITs: RW Holdings NNN REIT, Inc. and BRIX REIT, Inc. Mr. Wirta was Chairman of the Board of CBRE Group (NYSE:CBRE), a global real estate services firm from 2014 to 2018, a Director since 1997 and served as the Chief Executive Officer of its predecessor company, CBRE Services, from 1999 to 2001. From 2009 through the present, he has been Chief Executive Officer of the Koll Company, a West Coast-based real estate investment and development company. He previously served as Chief Executive Officer for Koll Management Services and The Bolsa Chica Company during time frames when both were publicly traded real estate companies. Based on these experiences, Mr. Wirta offers insights and perspective with respect to our real estate portfolio. From 2010 through March 2019, he served as a full-time advisor to the Irvine Company, and President from 2016. The Irvine Company is a privately held California based real estate development company with ownership of 120 million square feet of apartments, office, retail and resorts primarily in California. Our Board of Trust Managers has concluded that Raymond Wirta is qualified to serve as one of our Trust Managers by reason of his expertise with real estate-related investments. As a principal of our Advisor, Mr. Wirta is also able to advise our Board of Trustees on the critical issues facing our company.
Mr. Raymond J. Pacini. Mr. Pacini has served as our Executive Vice President, Chief Financial Officer and Treasurer since April 2018. Mr. Pacini also serves as Executive Vice President, Chief Financial Officer and Treasurer of our Advisor and affiliated REITs: RW Holdings NNN REIT, Inc. and BRIX REIT, Inc., for which he served as an independent director from November 2017 until April 2018. From June 2013 to April 2018, Mr. Pacini was the Chief Financial Officer of Northbound Treatment Services, a privately held company which treats drug and alcohol addictions. From 1998 to 2011, Mr. Pacini served as President, Chief Executive Officer and a Director of California Coastal Communities, Inc. (“CALC”), a residential land development and homebuilding company and was the Chief Financial Officer of CALC’s predecessors (Koll Real Estate Group, Inc., The Bolsa Chica Company and Henley Properties, Inc.) from 1992 to 1998. Mr. Pacini has seven years of experience as a certified public accountant with the accounting firm of Coopers & Lybrand (now known as PricewaterhouseCoopers LLP). On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Mr. Pacini has been a National Association of Corporate Directors (NACD) Board Leadership Fellow since 2014. Mr. Pacini received his B.A. in Political Science from Colgate University in 1977 and his M.B.A. from Cornell University in 1979. Mr. Pacini has also served as an independent director, audit committee chair and the financial expert for Cadiz, Inc. (NASDAQ: CDZI), a land and water resource development public company since 2005.
Ms. Sandra G. Sciutto. Ms. Sciutto has served as our Senior Vice President and Chief Accounting Officer since July 2018. Ms. Sciutto also serves as Senior Vice President and Chief Accounting Officer of affiliated REITs: RW Holdings NNN REIT, Inc. and Brix REIT, Inc., for which she served as an independent director from April 2018 until July 9, 2018. From October 2016 to June 2018, Ms. Sciutto served as Chief Financial Officer for Professional Real Estate Services Inc., a privately held, full-service commercial real estate investment and operating company based in Orange County, California. From November 2012 to April 2016, Ms. Sciutto served as Chief Financial Officer and Investment Committee Member for Shopoff Realty Investments, L.P., a real estate developer and real estate fund sponsor. From 1998 to 2012, Ms. Sciutto served as Chief Financial Officer of California Coastal Communities, Inc. (“CALC”), a residential land development and homebuilding company. From 1993 until 1998, Ms. Sciutto was the Controller of CALC and its predecessor companies Koll Real Estate Group, Inc. and The Bolsa Chica Company. On October 27, 2009, CALC and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Central District of California. On March 1, 2011, CALC emerged from bankruptcy and became a privately held company. Ms. Sciutto also has five years of experience as a certified public accountant with the accounting firm of KPMG LLP. Ms. Sciutto received her B.S. in Business Administration with a concentration in Accounting from Cal Poly State University, San Luis Obispo in 1982. She also holds an active CPA license in the state of California.
Ms. Jean Ho. Ms. Ho is our Chief Operating Officer, Chief Compliance Officer and Secretary, having joined our sponsor in January 2016. Ms. Ho previously served as our Chief Financial Officer between January 2016 and November 2017. Ms. Ho is also an adjunct professor of taxation at California State University, Fullerton’s Mihaylo College of Business and Economics. From 2010 through 2015, Ms. Ho served as the Chief Operating Officer and Chief Financial Officer of Soteira Capital, LLC, a southern California-based, registered investment adviser with approximately $250 million under management that serves investment companies, pooled investment vehicles, pension and profit sharing plans, high net worth individuals, private foundations and charitable organizations. Prior to her service at Soteira Capital, Ms. Ho served as the Chief Financial Officer of MKA Capital Advisors, LLC, a sponsor and manager of an approximately $750 million private real estate investment fund, and, prior to that, as a Director at BridgeWest, LLC, a $500 million family office. Prior to entering private practice, she was employed by KPMG LLP, specializing in real estate, financial services, and personal financial planning. Ms. Ho has also been a member of the California State Bar since 1996 and a licensed Certified Public Accountant in California since 1992.

Mr. David A. Perduk. Mr. Perduk has served as our Chief Investment Officer since January 2016. Mr. Perduk also serves as Chief Investment Officer of our sponsor, BrixInvest, LLC, and affiliated REIT programs; Rich Uncles Real Estate Investment Trust I, RW Holdings NNN REIT, Inc. and BRIX REIT, Inc. Mr. Perduk founded and serves as President and CEO of Newport Net Lease, Inc., a corporation with recognized expertise in the acquisition and disposition of single tenant net lease investment properties nationwide, including Office, Industrial and retail. Prior to Newport Net Lease, Inc., Mr. Perduk was a senior executive and a member of the National Net Lease Property Group at CBRE from October 2005 through December 2014. During his tenure with CBRE, Mr. Perduk was a lead member in writing the strategic plan for the national group and a speaker on multiple net‐lease panels. CBRE is the world’s largest commercial real estate services and investment company and the largest commercial property developer in the United States with more than 90,000 employees serving clients in over 100 countries. Prior to joining CBRE, Mr. Perduk was an executive at JP Morgan Chase in the Treasury and Security Services Division, where he managed 11 states in the northwestern United States. David’s area of expertise included fixed income investment management, debt management and cash management portfolio services assisting the public sector and private corporations. Mr. Perduk has his State of California real estate brokers license and is a member of the International Council of Shopping Centers. Mr. Perduk received his Bachelor of Science degree in Industrial Technology from California Polytechnic State University in San Luis Obispo - Orfalea College of Business, was a multiple recipient of the Dean’s honor list award, and an elected member of the Academic Senate.
Mr. Vipe Desai. Mr. Desai is an Independent Trust Manager who has extensive knowledge and understanding of marketing and branding. Mr. Desai has spent the majority of his professional career in the action sports industries. Mr. Desai is also the chairman of our audit committee. From 1993 to 1998, Mr. Desai owned and operated H2O Surf and Snowboard Shop in Orange County, CA. This professional experience exposed Mr. Desai to action sports industries and provided him with valuable knowledge regarding marketing and brand awareness vis-à-vis action sports enthusiasts and youth culture. In 2000, Mr. Desai founded Propaganda HQ (“PHQ”), a youth brand consulting agency which assists its clients in developing brand strategies, event production, social media marketing and digital marketing. PHQ’s clients included Red Bull, Monster Energy, DaimlerChrysler, Surfrider Foundation, Billabong, DaKine, Electric Eyewear, Nixon Watches, O’Neill, Reef, HBO, and Ball Park Franks. From 2009 to 2010, Mr. Desai also held senior marketing positions with Monster Energy and TransWorld Media. While at Monster Energy, Mr. Desai was responsible for sponsored athlete relations, events and brand partnerships worldwide. In 2011, Mr. Desai launched HDX Hydration Mix, an environmentally friendly sports drink mix. Mr. Desai is a current or past Board member of various charitable organizations, including Ocean Champions, Lonely Whale, Skateistan, SIMA Humanitarian Fund, Rob Dyrdek Foundation, Surfrider Foundation, and Life Rolls On. Mr. Desai brings a unique perspective on the “branding” of our REIT’s investment products, including web site design, public relations and marketing. He is a graduate of Point Loma Nazarene University. Our Board of Trust Managers has concluded that Mr. Desai is qualified to serve as a Trust Manager by reason of his extensive business experience.
Mr. David Feinleib. Mr. Feinleib is an Independent Trust Manager who is an expert in management and data analytics. From 2011 through the present, Mr. Feinleib has served as the Managing Director of The Big Data Group and from 2013 through the present as Founder and CEO of Content Analytics, Inc. The Big Data Group provides strategy consulting to leading technology buyers and vendors to unlock the value of their data assets. Content Analytics, a leader in E-Commerce analytics, helps major brands and retailers optimize the Findability and Shopability of their products online. Mr. Feinleib’s Big Data Landscape has been viewed more than 200,000 times and is used as a reference by Intel, Dell, VMWare, and the US Government, among others. His book Big Data Bootcamp is available from Apress in the United States. Mr. Feinleib has been quoted by Business Insider and CNET, and his writing has appeared on Forbes.com and in Harvard Business Review China. From 2006 to 2011, Mr. Feinleib was a general partner at Mohr Davidow Ventures, where he led investments in Software as Service (SaaS) companies, including Infusion Software, which completed a $55M Series D round of funding led by Bain Capital Ventures, Goldman Sachs, and others in 2014. From 2001 to 2003, Mr. Feinleib co-founded Consera Software and worked as Vice President of Products, which was acquired by HP, and from 2004 to 2012, co-founded Likewise Software and served as Director, which was acquired by EMC. A lifelong entrepreneur, Mr. Feinleib taught himself how to program and joined Microsoft at age 16. Mr. Feinleib holds a BA from Cornell University and an MBA from the Graduate School of Business at Stanford University. He is an avid violinist and a four-time Ironman distance finisher. Our Board of Trust Managers has concluded that Mr. Feinleib is qualified to serve as a Trust Manager by reason of his extensive business experience.
Mr. Jonathan Platt. Mr. Platt is an Independent Trust Manager who is an experienced real estate lawyer, investor and manager. Mr. Platt has more than three years’ relevant experience in the real estate business. Mr. Platt is a principal in Kingstone Properties, founded in 2011, serving as both counsel and its chief financial officer. Kingstone Properties is a full service commercial real estate firm, specializing in investments and property management. Mr. Platt is also a partner in Platt Law Group, LLP, a real estate law firm founded in 2011. Prior to joining Kingstone Properties, Mr. Platt briefly served as a financial analyst at LSA, working on transactions including municipal securities stripping, HUD multi-family refinancings, real estate loan syndication and special situations. Mr. Platt received his J.D. from the Benjamin N. Cardozo School of Law, where he served as an editor on the Cardozo Public Law, Policy & Ethics Journal, and he is an active member of the State Bar of California (admitted 2010). He received his bachelor’s degree in Finance, graduating cum laude, from Sy Syms School of Business at Yeshiva

University. He is also a licensed real estate broker in California. Our Board of Trust Managers has concluded that Mr. Platt is qualified to serve as a Trust Manager by reason of his extensive business experience.
Audit Committee
Our board has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are to evaluate and approve the services and fees of our independent registered public accounting firm, to periodically review the auditors’ independence and to assist the board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the shareholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the audit committee are Messrs. Desai, Feinleib and Platt, all of whom are independent trust managers. Mr. Desai currently serves as the chairman of the audit committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Under the U.S. securities laws, trust managers, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. Based solely on our review of copies of the reports filed with the SEC and written representations of our trust managers and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2018, with the exception of the following reports that were not filed timely:
Form 3 Filings

•
a Form 3 filing by each of Mr. Pacini (Company’s Chief Financial Officer), and Ms. Sciutto (Company’s Chief Accounting Officer), to report the ownership of zero and zero shares, respectively, of our common stock at the time of their appointment as officers in April 2018 and July 2018, respectively; and

Form 4 Filings

•
two Form 4 filings by Mr. Hofer (resigned as Chief Executive Officer on December 31, 2018) to report acquisitions of 10 and 20 shares of our common stock in January and April 2018, respectively, pursuant to our dividend reinvestment plan;

•	one Form 4 filing by Mr. Makler (resigned as President on February 28, 2018) to report an acquisition of 341 shares of our common stock in January 2018 pursuant to our dividend reinvestment plan;

•	two Form 4 filings by Ms. Ho (Chief Operating Officer) to report acquisition of 41 shares of our common stock in each of January and April 2018 pursuant to our dividend reinvestment plan;

•
three Form 4 filings by Mr. Perduk (Chief Investment Officer) to report acquisitions of 10 shares of our common stock in each of January, April and July 2018 pursuant to our dividend reinvestment plan;

•
five Form 4 filings by Mr. Randolph to report acquisitions of 96 and 108 shares of our common stock in January and April 2018, respectively, pursuant to our dividend reinvestment plan and each acquisition of 300, 500 and 500 shares of our common stock in March 2018 pursuant to our trust manager compensation program;

•
four Form 4 filings by Mr. Desai to report acquisitions of 70 and 76 shares of our common stock in January and April 2018, respectively, pursuant to our dividend reinvestment plan, an acquisition of 500 shares of our common stock in March 2018 pursuant to our trust manager compensation program and a disposition of 500 shares of our common stock in March 2018 pursuant to our share repurchase program;

•
four Form 4 filings by Mr. Wang to report acquisitions of 55, 60 and 74 shares of our common stock in January, April and July 2018, respectively, pursuant to our dividend reinvestment plan and an acquisition of 500 shares our common stock pursuant in March 2018 pursuant to our trust manager compensation program;

•
three Form 4 filings by Mr. Feinleib to report acquisitions of 158 and 165 shares of our common stock in January and April 2018, respectively, pursuant to our dividend reinvestment plan and an acquisition of 500 shares of our common stock in March 2018 pursuant to our trust manager compensation program; and

•	two Form 4 filings by Mr. Platt to report two acquisitions of 500 shares of our common stock in March 2018 pursuant to our trust manager compensation program.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (the "Code") which contains general guidelines for conducting our business and is designed to help trust managers, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code applies to all of our officers, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions and all members of our board. The Code covers topics including, but not limited to, conflicts of interest, fair dealings, record keeping and reporting, protection and proper use of our assets, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. The Code is posted in the REIT I Corporate Governance section of our website at www.richuncles.com. To the extent required by SEC rules, we intend to promptly disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the Corporate Governance section of our website.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our Advisor and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us. See Part III, Item 13, “Certain Relationships and Related Transactions, and Trust Managers Independence-Certain Transactions with Related Persons” for a discussion of the fees paid to our Advisor and its affiliates.
Compensation of Trust Managers
If a trust manager is also one of our executive officers, we do not pay any compensation to that executive officer for services rendered as a trust manager. During 2018, we paid each of our independent and non-employee trust managers for attending meetings as follows: (i) 500 shares of common stock for each board of trust managers meeting attended; and (ii) 500 shares of common stock for each committee meeting attended. We also paid an additional 300 shares of common stock per fiscal quarter for the chairman of our audit committee of the board of trust managers. During 2019, we replaced the fees described above with quarterly retainers of $12,500 for each independent trust manager, a quarterly retainer of $2,500 for the chair of the audit committee and an annual retainer of $12,500 for independent trust managers serving on the special committee. All trust managers receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of trust managers.
The table below sets forth information regarding compensation of our trust managers during 2018. We paid our trust managers for the year ended December 31, 2018 as follows:

Name (1)	Stock Awards (2)
Vipe Desai	$37,310
David Feinlieb	$21,320
Jonathan Platt	$42,640
Jeffrey Randolph (3)	$55,432
John Wang (4)	$21,320

(1)
There was no compensation paid to Mr. Halfacre, our Chief Executive Officer and President; Mr. Wirta, the Company’s Chairman of the Board; and Mr. Hofer, our former Chief Executive Officer (resigned December 31, 2018), because they are or were also our executive officers and, therefore, received no compensation for their service as trust managers.

(2)
The amounts in this column represent the aggregate fair value of each annual equity award on its grant date, computed in accordance with ASC Topic 718. We valued the stock awards as of the grant date by the offering price per share of our common stock on that date (which was $10.66) multiplied by the number of shares of stock awarded. The shares issued to trust managers are restricted securities issued in private transactions in reliance on an exemption from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and we have not agreed to file a registration statement with respect to registration of the shares to the trust managers. The trust managers are able to resell their shares to us pursuant to our share repurchase plan.

(3)	Resigned as independent member of our board of trust managers on January 11, 2019.

(4)	Resigned as non-employee member of our board of trust managers on December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Stock Ownership
As of February 28, 2019, there is no person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. The following table shows, as of February 28, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) each of our trust managers and executive officers; and (2) all of our trust managers and executive officers as a group.

Name (1)	Shares of Common Stock (2)
Aaron S. Halfacre	—	*
Raymond E. Wirta	18,864	*
Raymond J. Pacini	—	*
Sandra G. Sciutto	—	*
Jean Ho	2,476	*
David A. Perduk	599	*
Vipe Desai	4,221	*
David Feinleib	11,877	*
Jonathan Platt	20,050	*
All trust managers and executive officers as a group	58,087	*

*	Less than 1% of the outstanding common stock (as applicable) and none of the shares are pledged as security.

(1)	The address of each named beneficial owner is 3090 Bristol Street, Suite 550, Costa Mesa, CA 92626.

(2)	Based on 8,407,350 shares of common stock outstanding on February 28, 2019.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS AND TRUST MANAGER INDEPENDENCE
Trust Manager Independence
Our charter requires that a majority of our trust managers be “Independent Trust Managers” (as defined in our charter), except at a time when there is a vacancy on our board of trust managers. A copy of our charter is available in the Rich Uncles REIT Corporate Governance section of our website at www.richuncles.com. For purposes of our charter, an Independent Trust Manager is any trust manager who is not associated and has not been associated within the last two years, directly or indirectly, with our Advisor, BrixInvest, LLC ("BrixInvest"). A trust manager is deemed to be associated with BrixInvest if he or she: (i) owns an interest in BrixInvest or any of their affiliates; (ii) is employed by BrixInvest or any of their affiliates; (iii) is an officer or director of BrixInvest or any of their affiliates; (iv) performs services, other than as a trust manager, for us; (v) is a director for more than three REITs organized or advised by BrixInvest; or (vi) has any material business or professional relationship with BrixInvest or any of their affiliates. For purposes of determining whether or not the business or professional relationship is material, the gross revenue derived by the trust manager from BrixInvest and affiliates shall be deemed material per se if it exceed 5% of the trust manager’s annual gross revenue (derived from all sources) during either of the last two years or net worth (on a fair market value basis). A trust manager is also deemed to be associated with BrixInvest if the trust manager’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law is or has been associated with BrixInvest, any of their affiliates or us.
In addition, although our shares are not listed for trading on any national securities exchange, a majority of the trust managers, and all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as being independent, in addition to satisfying certain bright-line criteria, the board of trust managers must affirmatively determine that a trust manager has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).
Our board of trust managers has determined that Vipe Desai, David Feinleib and Jonathan Platt each qualify as an “Independent Trust Manager” as defined in our charter and satisfies the New York Stock Exchange independence standards.

Our Policy Regarding Transactions with Related Persons
Our independent trust managers review and approve all transactions between us and BrixInvest, any of our officers or trust managers or any of their affiliates. Prior to entering into a transaction with a related party, a majority of our independent trust managers must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Business Conduct and Ethics requires our employees and trust managers to be scrupulous in avoiding any action or interest that conflicts with, or gives the appearance of a conflict with, our interests. Our employees and trust managers are required to report potential and actual conflicts to the Chief Compliance Officer, currently Jean Ho, or directly to outside corporate counsel, as appropriate.
Certain Transactions with Related Persons
Our Relationship with BrixInvest.
We have entered into an Amended and Restated Advisory Agreement (the “Advisory Agreement”) with BrixInvest. Pursuant to this agreement, BrixInvest provides day-to-day management of our business. Among the services provided by BrixInvest under the terms of the Advisory Agreement are the following:

•	accepting and executing any and all delegated duties from us as a general partner of our operating partnership;

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and co-ownerships;

•	acquiring real estate investments on our behalf in compliance with our investment objectives and policies;

•	arranging for financing and refinancing of our real estate investments;

•	entering into leases and service contracts for our properties;

•	reviewing and analyzing our operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our real estate investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agents;

•	performing administrative and operational duties reasonably requested by us;

•	performing any other services reasonably requested by us; and

•	doing all things necessary to assure its ability to render the services described in the Advisory Agreement.
BrixInvest is subject to the supervision of our board of trust managers and only has such authority as we may delegate to it as our agent. We initially entered our Advisory Agreement with BrixInvest in connection with our registered offering of our common stock and the agreement has been amended and restated at various times thereafter, most recently effective as of August 3, 2018. The Advisory Agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. The current term of the Advisory Agreement expires on May 10, 2019.
Summarized below is information about the costs incurred by us pursuant to the Advisory Agreement for the year ended December 31, 2018.
Organizational and Offering Costs. Pursuant to the Advisory Agreement, we were obligated to reimburse BrixInvest or its affiliates for organizational and offering expenses paid by BrixInvest on our behalf during our offering for up to 3.0% of gross stock offering proceeds. BrixInvest was responsible for any organizational and offering expenses to the extent they exceed 3.0% of gross stock offering proceeds. During the year ended December 31, 2018, we reimbursed BrixInvest $108,790. As of December 31, 2018, BrixInvest had incurred organizational and offering expenses of $2,796,198. As of December 31, 2018, we had reimbursed BrixInvest $2,796,198 in organizational and offering costs which was our maximum liability. To the extent we have more gross offering proceeds from the dividend reinvestment program, we will not be obligated to reimburse BrixInvest.
Acquisition Fees. We pay BrixInvest a fee in an amount equal to 3.0% of our contract purchase price of its properties, as defined, as acquisition fees. The total of all acquisition fees and acquisition expenses shall be reasonable and shall not exceed 6.0% of the contract price of the property. However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable. There were no acquisition fees incurred for the year ended December 31, 2018.
Asset Management Fees. We pay to BrixInvest as compensation for the advisory services rendered to us in an amount equal to 0.1% of our total investment value, as defined (the “Asset Management Fee”), payable monthly on the last business day of each month. The Asset Management Fee, which must be reasonable in the determination of our independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of BrixInvest. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as BrixInvest shall determine.
Additionally, to the extent BrixInvest elects, in its sole discretion, to defer all or any portion of its monthly asset management fee, BrixInvest will be deemed to have waived, not deferred, that portion of its monthly asset management fee that is up to 0.025% of the total investment value of our assets. The total amount of asset management fees incurred during the year ended December 31, 2018 was $810,471, of which $0 was waived. There were no asset management fees payable at December 31, 2018.
Financing Coordination Fee. Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if BrixInvest or an affiliate provides a substantial amount of the services (as determined by a majority of our independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that we obtain relative to a property, then we shall pay to BrixInvest or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. There were no financing coordination fees incurred for the year ended December 31, 2018.
Property Management Fees. If BrixInvest or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of our independent trust managers) for our properties, then we shall pay to BrixInvest or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. We also will reimburse BrixInvest and any of its affiliates for property-level expenses that such person pays or incurs on our behalf, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers or as an executive officer of such person. BrixInvest or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. Property management fees for the year ended December 31, 2018 were $100,771, of which $0 was payable as of December 31, 2018.
Disposition Fees. For substantial assistance in connection with the sale of properties, we are required to pay to BrixInvest or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with BrixInvest or its affiliates, the disposition fees paid to BrixInvest or their respective affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price. There were no disposition fees incurred for the year ended December 31, 2018
Leasing Commission Fees. If any of our properties becomes unleased and BrixInvest or any of its affiliates provides a substantial amount of the services (as determined by a majority of our independent trust managers) in connection with the leasing of the property or properties to unaffiliated third parties, then we are required to pay to BrixInvest or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission. To the extent that an unaffiliated real estate broker assists in such leasing services, any compensation paid by us to BrixInvest or any of its affiliates will be reduced by the amount paid to such unaffiliated real estate broker. There were no leasing commission fees incurred during the year ended December 31, 2018.
Other Operating Expense Reimbursement. Under our charter, our total operating expenses are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the “2%/25% Limitation”). If we exceed the 2%/25% Limitation, BrixInvest must reimburse us the amount by which the aggregate total operating expenses exceeds the limitation, or we must obtain a waiver from our board of trust managers (including a majority of our independent trust managers). For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of our assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses we paid or incurred, as determined by GAAP, that are in any way related to the our operation including asset management fees, but excluding (a) the expenses of raising capital such as organizational and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares our common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that we do not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.
Other operating expense reimbursements for the four fiscal quarters ended December 31, 2018 complied with the 2%/25% Limitation. Other operating expense reimbursements for the year ended December 31, 2018 were $370,186, of which $0 was payable as of December 31, 2018.
Non-Solicitation Agreement. We have a Non-Solicitation Agreement with BrixInvest in which we agreed not to solicit the employment of any employee of BrixInvest during the 12-month period following any termination of or failure to annually renew the Advisory Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
Squar Milner LLP ("Squar Milner") has served as our independent registered public accounting firm since 2018.
Pre-Approval Policies
In order to ensure that the provision of services by our independent registered public accounting firm does not impair the auditors’ independence, the audit committee pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Squar Milner for the years ended December 31, 2018 and 2017 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit services performed by Squar Milner, as well as the fees charged by Squar Milner for such services. Squar Milner did not provide any non-audit services for the years ended December 31, 2018 and 2017. The aggregate fees billed to us by Squar Milner for professional accounting services for the years ended December 31, 2018 and 2017 are set forth in the table below.

	2018 (1)	2017 (2)
Audit fees	$102,765	$196,708
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$102,765	$196,708

(1)	Audit fees billed through March 26, 2019 by Squar Milner.

(2)	Audit fees billed through April 27, 2018 by Squar Milner and Anton & Chia, LLP for the year ended December 31, 2017 were $73,500 and $123,208, respectively.
For purposes of the preceding table, Squar Milner’s professional fees are classified as follows:

•
Audit Fees. These are fees for professional services performed for the audit of our annual consolidated financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by independent auditors in order for them to be able to form an opinion on our consolidated financial statements.

•
Audit-Related Fees. These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•
Tax Fees. These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All Other Fees. These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See Index to Consolidated Financial Statements at page F-1 of this Annual Report.
The following financial statement schedule is included herein at pages F-31 through F-32 of this Annual Report: Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization.

(a)	Exhibits
EXHIBITS LIST

Exhibit No.	Description
3.1	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.2	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.3	Bylaws*
4.1	Form of Subscription Agreement for Shares of Rich Uncles Real Estate Investment Trust I.*
4.2	Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan.*
4.3	First Amendment of the Rich Uncles Real Estate Investment Trust I Dividend Reinvestment Plan.*
10.1	Amended and Restated Advisory Agreement dated as of March 8, 2012 by and between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.2	Amendment No.1 to Amended and Restated Advisory Agreement.*
10.3	Indemnification Agreement dated February 7, 2017 between Rich Uncles Real Estate Investment Trust I, its Trust Managers and Executive Officers, and Rich Uncles, LLC.*
10.4	Non-Solicitation Agreement dated February 8, 2017 between Rich Uncles Real Estate Investment Trust I and Rich Uncles, LLC.*
10.5	Code of Business Conduct and Ethics.*
10.6	Audit Committee Charter.*
21.1	List of Subsidiaries.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002**.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
* Previously filed.
** Filed herewith.

ITEM 16.	FORM 10-K SUMMARY
None.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trust Managers and Shareholders of
Rich Uncles Real Estate Investment Trust I
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rich Uncles Real Estate Investment Trust I (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule in Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believed that our audits provide a reasonable basis for our opinion.
/s/ SQUAR MILNER LLP
We have served as the Company’s auditor since 2018.
Irvine, California
March 26, 2019

RICH UNCLES REAL ESTATE INVETSMENT TRUST I
Consolidated Balance Sheets

	December 31,
	2018	2017

Assets
Real estate investments:
Land	$29,691,680	$29,896,957
Buildings and improvements	97,752,787	97,857,500
Tenant origination and absorption costs	12,701,634	12,699,134
Total investments in real estate property	140,146,101	140,453,591
Accumulated depreciation and amortization	(15,070,564)	(9,286,921)
Total investments in real estate property, net	125,075,537	131,166,670
Cash and cash equivalents	2,914,005	5,565,667
Restricted cash	462,140	462,140
Tenant receivables, net (Note 3)	1,707,835	1,494,938
Above-market lease intangibles, net	781,862	817,182
Interest rate swap derivatives	404,267	321,450
Other assets	176,511	25,207
Total assets	$131,522,157	$139,853,254

Liabilities and Shareholders' Equity

Mortgage notes payable, net	$61,446,068	$62,277,387
Accounts payable, accrued and other liabilities (Note 3)	1,419,222	1,254,632
Sales deposit liability (Note 5)	1,000,000	1,000,000
Share repurchase payable	880,404	612,099
Below-market lease intangibles, net	3,105,843	3,966,008
Due to affiliates (Note 9)	59,992	51,518
Interest rate swap derivatives	—	18,998
Total liabilities	67,911,529	69,180,642

Commitments and contingencies (Note 10)

Redeemable common stock	163,572	586,242

Common stock $0.01 par value, 10,000,000 shares authorized, 8,390,776 and 8,358,254 shares issued and outstanding as of December 31, 2018 and 2017, respectively	83,908	83,583
Additional paid-in-capital	82,890,895	82,350,273
Cumulative dividends and net losses	(19,527,747)	(12,347,486)
Total shareholders' equity	63,447,056	70,086,370
Total liabilities and shareholders' equity	$131,522,157	$139,853,254
See accompanying notes to the consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Revenue:
Rental income	$10,960,847	$10,654,604
Tenant reimbursements	2,205,784	2,183,150
Total revenue	13,166,631	12,837,754

Expenses:
Fees to affiliates (Note 9)	1,180,657	860,635
General and administrative	967,390	887,813
Depreciation and amortization	5,783,643	5,645,451
Interest expense (Note 7)	2,813,430	2,503,810
Property expenses	2,455,916	2,293,794
Impairment of real estate investment property (Note 4)	862,190	—
Total expenses	14,063,226	12,191,503

Other income:
Interest income	—	838
Gain on sale of real estate investment property, net (Note 6)	—	747,957
Total other income	—	748,795

Net (loss) income	$(896,595)	$1,395,046

Net (loss) income per share, basic and diluted	$(0.11)	$0.17

Weighted-average number of shares of common stock outstanding, basic and diluted	8,404,346	8,359,108
See accompanying notes to the consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Consolidated Statements of Shareholders' Equity

	Common Stock		Additional Paid-in- Capital	Cumulative Dividends and Net Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2016	8,263,758	$82,638	$80,782,440	$(7,500,890)	$73,364,188

Issuance of common stock	438,469	4,385	4,380,303	—	4,384,688
Stock compensation expense	13,400	134	133,866	—	134,000
Reclassification from redeemable common stock	—	—	623,815	—	623,815
Repurchases of common stock	(357,373)	(3,574)	(3,570,151)	—	(3,573,725)
Dividends declared	—	—	—	(6,241,642)	(6,241,642)
Net income	—	—	—	1,395,046	1,395,046
Balance, December 31, 2017	8,358,254	83,583	82,350,273	(12,347,486)	70,086,370

Issuance of common stock	399,249	3,992	4,251,493	—	4,255,485
Stock compensation expense	16,700	167	177,855	—	178,022
Reclassification from redeemable common stock	—	—	154,373	—	154,373
Repurchases of common stock	(383,427)	(3,834)	(4,043,099)	—	(4,046,933)
Dividends declared	—	—	—	(6,283,666)	(6,283,666)
Net loss	—	—	—	(896,595)	(896,595)
Balance, December 31, 2018	8,390,776	$83,908	$82,890,895	$(19,527,747)	$63,447,056
See accompanying notes to the consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(896,595)	$1,395,046
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,783,643	5,645,451
Provision for doubtful accounts	65,944	58,328
Stock compensation expense	178,022	134,000
Deferred rents	(317,196)	(557,016)
Amortization of deferred financing costs	375,330	303,044
Amortization of above-market lease intangibles	35,320	31,926
Amortization of below-market lease intangibles	(860,165)	(875,749)
Impairment of real estate investment property	862,190	—
Gain on sale of real estate investment property, net	—	(747,957)
Gain on interest rate swap derivatives	(101,815)	(228,533)
Expensed organization and offering costs	—	131,541
Changes in operating assets and liabilities:
Tenant receivables	38,355	(284,770)
Other assets	(151,304)	(7,041)
Accounts payable, accrued and other liabilities	164,598	576,564
Due to affiliates	117,264	(413,218)
Net cash provided by operating activities	5,293,591	5,161,616

Cash Flows from Investing Activities:
Acquisitions of real estate investments	—	(30,699,222)
Improvements to existing real estate investments	(554,700)	(1,501,764)
Payment of acquisition fees and costs	—	(622,320)
Payment of seller holdback	—	(250,000)
Refundable purchase deposits	—	(250,000)
Net proceeds from sale of real estate investment property	—	3,196,480
Net cash used in investing activities	(554,700)	(30,126,826)

Cash Flows from Financing Activities:
Proceeds from mortgage notes payable	—	24,865,612
Principal payments on mortgage notes payable	(1,206,649)	(1,084,582)
Payments of deferred financing costs	—	(649,205)
Payments of offering costs	(108,790)	(173,281)
Repurchases of common stock	(4,046,933)	(3,573,725)
Dividends paid to common shareholders	(2,028,181)	(1,856,954)
Net cash (used in) provided by financing activities	(7,390,553)	17,527,865

Net decrease in cash, cash equivalents and restricted cash	(2,651,662)	(7,437,345)

Cash, cash equivalents and restricted cash, beginning of year	6,027,807	13,465,152

Cash, cash equivalents and restricted cash, end of year	$3,376,145	$6,027,807

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$2,521,936	$2,310,354

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassifications from redeemable common stock	$154,373	$623,812
Increase in share repurchases payable	$268,297	$19,588
Reinvested dividends from common shareholders	$4,255,485	$4,384,688
Purchase deposits applied to acquisition of real estate investments	$—	$1,500,000
See accompanying notes to the consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Consolidated Financial Statements
NOTE 1. BUSINESS AND ORGANIZATION
Rich Uncles Real Estate Investment Trust I (the “Company”) was formed on March 7, 2012. The Company is an unincorporated real estate investment trust (“REIT’) under the laws of the State of California and is treated as a real estate investment trust (“REIT”). The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2014.
From April 2012 until July 20, 2016 (“Termination Date”), the Company was engaged in an offering of its shares of common stock for sale to investors. On July 20, 2016, the Company ceased offering its shares for sale with the exception of shares sold to existing shareholders under the Company’s dividend reinvestment plan (the “DRP”). The number of shares authorized for issuance under the Company’s DRP is 3,000,000. The offering includes the sale of shares to investors and the sale of shares pursuant to the DRP. Additionally, no later than the 10th anniversary date of the Termination Date, the Company intends to create a liquidity event for its shareholders. Accordingly, on January 14, 2019, the Company announced that its board of trust managers engaged Cushman & Wakefield as its real estate financial advisor to evaluate strategic alternatives which includes marketing the Company's entire real estate properties portfolio for disposition by sale, merger or other transaction structure.
The Company was formed to primarily invest in single-tenant income-producing properties located in California and that are leased to creditworthy tenants under long-term net leases, however, the Company may invest up to 20% of the net proceeds of its offering in properties located outside of California. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.
The Company holds its investments directly and/or through special purpose wholly owned limited liability companies or other subsidiaries. The Company holds a 70.14% interest in one property through a tenancy in common agreement.
The Company is externally managed by its advisor and sponsor, BrixInvest LLC, formerly Rich Uncles LLC (the “Advisor”) whose members include Aaron Halfacre and Ray Wirta, the Company’s Chief Executive Officer and President and Chairman of the Board of Trust Managers, respectively. The Advisor is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the “Advisory Agreement”) with the Advisor.
The current term of the Advisory Agreement expires on May 10, 2019. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisor Agreement is terminable by a majority of the Company’s independent board of trust managers or the Advisor on 60 days’ written notice with or without cause. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. The Advisor also serves, directly or through an affiliate, as the advisor and sponsor for RW Holdings NNN REIT, Inc. ("NNN REIT") and BRIX REIT, Inc.
On January 11, 2019, the Company’s board of trust managers approved and established an estimated net asset value (“NAV”) per share of the Company’s common stock of $10.57. Effective January 14, 2019, the purchase price per share of the Company’s common stock under the DRP and under the share repurchase plan (“SRP”) decreased from $10.66 to $10.57 per share of common stock.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and, its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”), using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption. The adoption of ASU No. 2014-09 did not result in a cumulative effect adjustment as of January 1, 2018, the date of the Company's adoption.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by other operating income and tenant reimbursements for substantial services earned at the Company’s properties. Such revenue is recognized when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 amounted to $0. Such amount would have been included in tenant reimbursements on the accompanying consolidated statements of operations.
The Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09. Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. The Company did not have any sales of real estate during the year ended December 31, 2018.
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
The Company evaluates the collectability of rents and other receivables on a regular basis based on factors including, among others, payment history, the operations, the asset type, and current economic conditions. If the Company’s evaluation of these factors indicates it may not recover the full value of the receivable, it provides an allowance against the portion of the receivable that it estimates may not be recovered. This analysis requires the Company to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected.
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

Fair Value Measurements and Disclosures
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an existing price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy, which is based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value, is as follows:
Level 1: quoted prices in active markets for identical assets or liabilities;
Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Cash and cash equivalents; restricted cash; tenant receivables; other assets; accounts payable, accrued and other liabilities; sales deposit liability; share repurchase payable; and due to affiliates: These balances approximate their fair values due to the short maturities of these items.
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
Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets.
Restricted Cash
Restricted cash is comprised of funds which are restricted for tenant improvements and property tax impounds.

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

Impairment of Real Estate and Related Intangible Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of and eventual disposition of the property. If, based on the analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the estimated fair value of the asset. As more fully discussed in Note 4, the Company recorded an impairment charge of $862,190 related to its Antioch, California property during the second quarter of 2018. The impairment charge was less than 1% of the Company’s investments in real estate property as of June 30, 2018, the date of impairment. There were no other impairment charges during the years ended December 31, 2018 or December 31, 2017.
Assets Held for Sale
Investments in real estate property and the related mortgage notes payable are presented as a separate section of the consolidated balance sheet when the criteria set by ASU 360 for assets held for sale are met. Assets held for sale are measured at the lower of their carrying value or fair value less cost to sell.
As of December 31, 2018, the Company’s investment in the Antioch, California property and the related mortgage note payable met the criteria for assets held for sale (see Notes 4 and 7). However, this property investment has not been separately presented in the accompanying consolidated balance sheets as its net carrying value is approximately 1% of total real estate investments, net and total assets as of December 31, 2018 and is therefore not material.
Deferred Financing Costs
Deferred financing costs represent commitment fees, financing coordination fees paid to Advisor, loan fees, legal fees, and other third-party costs associated with obtaining financing and are presented on the Company's balance sheet as a direct deduction from the carrying value of the associated debt liabilities. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Unamortized deferred financing costs related to revolving credit facilities are reclassified to presentation as an asset in periods where there are no outstanding borrowings under the facility.
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate mortgage notes payable. The Company does not enter into derivatives for speculative purposes. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. The Company’s mortgage derivative instruments do not meet the hedge accounting criteria and therefore the changes in fair value are recorded as gain or loss on derivative instruments in the accompanying consolidated statements of operations. The gain or loss is included in interest expense.
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
Distributions
The Company intends, although is not legally obligated, to continue to make regular quarterly dividend distributions to holders of its shares at least at the level required to maintain REIT status unless the results of operations, general financial condition, general economic conditions or other factors inhibit the Company from doing so. Dividend distributions are authorized at the discretion of the Company’s board of trust managers which is directed, in substantial part, by its obligation to cause the Company to comply with the REIT requirements of the Internal Revenue Code. To the extent declared by the board of trust managers, dividends are payable on the 25th day of the month following the quarter declared. Should the 25th day fall on a weekend, dividends are expected to be paid on the first business day thereafter. Prior to January 19, 2018, to the extent dividends were declared by the board of trust managers, they were payable on the 20th day of the month following quarter declared or the first business day thereafter if the 20th day fell on a weekend.
Dividends declared per common share were $0.1875 per quarter for the years ended December 31, 2018 and 2017.  The following presents the federal income tax characterizations of dividend distributions paid:

	Years Ended December 31,
	2018	2017
Ordinary income	$0.238	$0.285
Nontaxable dividend distributions	0.512	0.465
	$0.750	$0.750
Dividend Reinvestment Plan
The Company has adopted the DRP through which common shareholders may elect to reinvest any amount up to the dividends declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash dividends. Participants in the DRP will acquire common stock at a price per share equal to the price established as the most recent estimated net asset value. The prior price per share during 2018 was $10.66 per share. Effective January 14, 2019, the estimated per share value is $10.57 (unaudited), which is also the price to acquire a share of common stock through the DRP.
Redeemable Common Stock
The Company has adopted the SRP pursuant to which all of its shareholders are eligible to sell their shares back to the Company for any reason on a quarterly basis. Shareholders who wish to participate in the SRP must notify the Company's Advisor, in writing, no later than the 15th day of the last month of the then current calendar quarter of such shareholder’s desire to participate in the SRP and the number of shares that it wants to the Company to repurchase. Any shareholder who elects to participate in the SRP will receive a confirmation of its redemption of shares setting forth the number and price of the shares sold back to the Company, and the total number of shares remaining in such shareholder’s account, if any.
In exchange for the shares redeemed by the Company from shareholders, the Company shall pay such shareholders a per share purchase price in cash equal to the net asset value per share, as calculated and published by the Company. The SRP is funded by, and limited to, proceeds realized from the Company's sale of shares under the DRP.
The Company reserves the right to reject any request for the redemption of shares. Additionally, the Company may terminate, suspend or amend the SRP at any time without shareholder approval if the Company believes such action is in the best interest of all shareholders or if the Company determines the funds otherwise available to fund its SRP are needed for other purposes. On January 14, 2019, the Company announced that redemptions of common stock under the have been suspended during the strategic alternatives review process discussed above in Note 1.
Share repurchase requests will be made on a first-come, first served basis. The Company cannot guarantee that it will have sufficient available cash flow to accommodate all requests when made. If the Company does not have such sufficient funds available, at the time when redemption is requested, the redeeming shareholders may (i) withdraw their request for redemption or (ii) ask that the Company to honor their request, if and when sufficient funds become available. Such pending requests will generally be honored on a first-come, first-serve basis.
When the Company became a SEC reporting entity on May 29, 2016, it became subject to the SEC’s regulation limiting the maximum amount of shares that can be repurchased to 5% of the weighted average outstanding shares for the past twelve months. The maximum dollar amount that the Company can be required to repurchase at the balance sheet date is recorded as redeemable common stock.
Advertising Costs
Advertising costs relating to the offering are expensed as incurred. Offering advertising costs expensed were $108,790 and $131,541 for the years ended December 31, 2018 and 2017, respectively, and are included in general and administrative expenses. in the accompanying statements of operations. These amounts are reimbursements to the Advisor for organization and offering costs that they incurred on the Company’s behalf, see Note 9.

Income Taxes
The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2014. The Company believes it has qualified and continues to qualify as a REIT. To qualify as a REIT, the Company must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for dividend distribution to shareholders.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2018. As of December 31, 2018, the returns for calendar years 2014, 2015, 2016 and 2017 remain subject to examination by certain tax jurisdictions.
Other Comprehensive (Loss) Income
For all periods presented, other comprehensive (loss) income is the same as net (loss) income.
Per Share Data
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share of common stock equals basic net (loss) income per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2018 and 2017.
Segments
At December 31, 2018 and 2017, except for one investment, the Company’s real estate investments are single-tenant income-producing properties. The Company’s investments in real estate property exhibit similar long-term financial performance and have similar economic characteristics to each other. As of December 31, 2018 and 2017, the Company aggregated its investments in real estate property into one reportable segment.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included elsewhere in the notes to consolidated financial statements are presented on an unaudited basis.
Reclassifications
Certain prior year revenue account balances in the statement of operations have been reclassified to conform with the current year presentation. The reclassifications had no impact on the Company's prior year results of operations.
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
New Accounting Standards Issued and Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in ASU 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Under ASU 2016-02, the accounting applied by a lessor is largely unchanged from that applied under Topic 840 leases. The large majority of operating leases shall remain classified as operating leases and lessors should continue to recognize rental income for those leases on a straight-line basis over the lease term. ASU 2016-02 may impact the timing, recognition, presentation and disclosures related to the Company’s tenant reimbursements earned from leasing its real estate properties, although the Company does not expect a significant impact. ASU 2016-02 is effective for the Company on January 1, 2019. The Company expects to adopt the practical expedients available for implementation under ASU 2016-02. By adopting the practical expedients, the Company will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease and (ii) the lease classification at the adoption date for expired or existing leases. ASU 2016-02 will also require new disclosures within the notes to the Company's consolidated financial statements. The Company does not expect the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU 2016-02 is effective for the Company beginning January 1, 2020. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its consolidated financial statements.

In December 2018, the FASB issued ASU No. 2018- 20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No.2018-13”). ASU No. 2018-20 provides clarification for lessors when applying Topic 842. The areas of clarification include sales taxes and other similar taxes collected from lessees, treatment of certain lessor costs and recognition of variable payments for contracts with lease and nonlease components. The amendments in ASU No. 2018-20 affect the amendments in ASU No. 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements of ASU No. 2018-20 is January 1, 2019 for the Company. All entities are required to apply the amendments in ASU No. 2018-20 to all new and existing leases. Consistent with the adoption of ASU No. 2016-02, the Company does not expect the adoption of ASU No. 2018-20 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3. CONSOLIDATED BALANCE SHEET DETAILS
Tenant receivables, net consisted of the following:

	December 31,
	2018	2017
Straight-line rent	$1,399,276	$1,082,080
Tenant rent	200,301	301,588
Unbilled tenant recoveries	108,258	93,420
Other	—	76,178
	1,707,835	1,553,266
Less allowance for doubtful accounts	—	(58,328)
	$1,707,835	$1,494,938
Accounts payable, accrued and other liabilities consisted of the following:

	December 31,
	2018	2017
Accounts payable	$52,057	$45,029
Accrued expenses	184,441	205,774
Accrued interest payable	288,437	215,700
Unearned rent	624,181	518,023
Tenant security deposits	270,106	270,106
	$1,419,222	$1,254,632

NOTE 4. REAL ESTATE INVESTMENTS
The Company’s real estate portfolio as of December 31, 2018, consisted of 21 properties in three states consisting of 11 retail, seven office and three industrial properties. The following table provides summary information regarding the Company’s real estate as of December 31, 2018:

Property	Location	Acquisition Date	Property Type	Land, Buildings and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, Net
Chase Bank & Great Clips (1)	Antioch, CA	8/22/2014	Retail	$2,297,845	$668,201	$(1,117,265)	$1,848,781
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	2,775,000	—	(140,514)	2,634,486
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	2,500	(718,814)	3,033,686
Chevron Gas Station (see Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	—	(314,569)	2,485,431
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,461	568,539	(529,099)	3,190,901
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(600,123)	4,721,464
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,285	(725,662)	6,906,069
PMI Preclinical	San Carlos, CA	12/9/2015	Office	8,920,000	—	(625,375)	8,294,625
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(676,158)	4,352,564
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(390,068)	3,064,809
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(2,473,019)	10,971,972
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,295,879	206,844	(251,940)	1,250,783
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(966,415)	4,339,585
Solar Turbines	San Diego, CA	7/21/2016	Office	5,738,978	389,718	(475,261)	5,653,435
Amec Foster	San Diego, CA	7/21/2016	Office	7,010,799	485,533	(586,075)	6,910,257
ITW Rippey	El Dorado, CA	8/18/2016	Industrial	6,299,982	407,316	(701,075)	6,006,223
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(64,545)	1,210,060
Gap	Rocklin, CA	12/1/2016	Office	7,220,909	677,192	(652,721)	7,245,380
L-3 Communications	San Diego, CA	12/23/2016	Office	10,813,390	961,107	(787,194)	10,987,303
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(2,076,277)	25,050,613
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(198,395)	4,917,110
				$127,444,467	$12,701,634	$(15,070,564)	$125,075,537

(1)	See following impairment charge discussion.
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
The Company’s special purpose subsidiary that owns this property notified the lender on July 13, 2018 that it is unwilling to make such additional improvements in the Antioch, California property unless it could restructure the existing mortgage scheduled to mature in February 2019, or payoff the mortgage at a discount, as discussed in Note 7. Having not reached any agreement with the lender when the August 2018 mortgage payment came due, the Company’s special purpose subsidiary notified the lender on August 9, 2018 that it was defaulting on the mortgage loan which had a balance of $1,869,536 as of June 30, 2018, and that it intended to surrender the property to the lender unless an acceptable agreement could be reached.
Given the decline in expected rental rates for the Antioch, California property, the Company concluded that it was necessary to record an impairment charge of $862,190 as of June 30, 2018, which is less than 1% of the Company’s total investments in real estate property, based on the estimated fair value of the real estate which approximated the then outstanding balance of the existing mortgage loan. This impairment charge is reflected in the Company’s results of operations for the year ended December 31, 2018. The book value of the Antioch property after the impairment charge is less than 2.0% of the Company’s total investments in real estate property.

Notice of Default
On September 28, 2018, the Company’s special purpose subsidiary and the Company received a notice of default and election to sell under deed of trust (the “Notice”) dated September 19, 2018 for the Antioch, California property from an agent for the lender. The Notice was filed for recording in the Office of the Recorder of Contra Costa County, California on September 24, 2018. While the Company’s special purpose subsidiary and the Company were given a 90-day cure period from the date of record before a sale date of the Antioch, California property could be set, the Company’s special purpose subsidiary and the Company did not plan to cure the default. During February 2019, the Company’s special purpose subsidiary and the Company received a Notice of Trustee’s Sale. The Antioch property was foreclosed and sold on March 13, 2019.
The loan in default is non-recourse to the Company (except for property taxes, insurance and the lender’s legal fees and other costs incurred prior to the date of foreclosure) and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch property loan and the Company’s special purpose subsidiary’s default on that loan does not cross-default any of these other loans. The Company is continuing to accrue default interest, penalties as well as property taxes, insurance and the lender’s legal fees and costs. The Company’s estimated liability under the carve-out guarantee for the lender’s legal fees and costs prior to the date of foreclosure is estimated to be approximately $20,000.
2018 Acquisitions or Dispositions
There were no acquisitions nor dispositions during the year ended December 31, 2018.
2017 Acquisitions or Dispositions
During the year ended December 31, 2017, the Company acquired the following properties:

Property	Land, building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles		Total
Sutter Health	$24,256,632	$2,870,258	$474,091	(1)	$27,600,981
Walgreens	4,667,322	448,183	125,050		5,240,555
	$28,923,954	$3,318,441	$599,141		$32,841,536

Purchase price	$32,841,536
Purchase deposits applied (2)	(1,500,000)
Acquisition fees to affiliate	(642,314)
Amount paid for acquisition of real estate before financing	$30,699,222

(1)
This represents the ground leasehold value allocated to a 50 years ground lease under a water tower that is part of the Sutter Health property. The annual rental payments under the ground lease are $1,300. The entire property including the ground leasehold interest is leased by Sutter Health.

(2)	$250,000 of the purchase deposits applied were paid in 2017.
During the year ended December 31, 2017, the Company recognized $2,225,405 of total revenue related to the properties acquired in fiscal 2017.
The expiration of the leases of the properties acquired during the year ended December 31, 2017 is as follows:

Property	Lease Expiration
Sutter Health	10/31/2025
Walgreens	3/31/2062
See Note 6 for disposition of property during the year ended December 31, 2017.
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
As of December 31, 2018, the future minimum contractual rental income from the Company’s non-cancelable operating leases is as follows:

2019	$10,008,899
2020	10,209,110
2021	9,220,308
2022	7,674,625
2023	5,884,134
Thereafter	27,782,225
$70,779,301
Revenue Concentration
For the year ended December 31, 2018, the Company's portfolio revenue concentration (greater than 10% total revenue) was as follows:

Property and Location	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$2,702,879	20.5%
PreK San Antonio, San Antonio, TX	$1,655,819	12.6%
As of December 31, 2018, no other tenant accounted for more than 10% of the total revenue.
Asset Concentration
The Company’s asset portfolio concentration (greater than 10% of total assets) for the fiscal period December 31, 2018 was as follows:

Property and Location	Net Carrying Value	Percentage of Total Assets
Sutter Health, Rancho Cordova, CA	$25,050,613	19.0%
As of December 31, 2018, no other investment in real estate property accounted for more than 10% of the total assets.
Intangibles
As of December 31, 2018 and 2017, the Company’s intangibles were as follows:

	2018			2017
	Tenant Origination and Absorption Costs	Above- Market Lease Intangibles	Below- Market Lease Intangibles	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$12,701,634	$872,408	$(5,349,909)	$12,699,134	$872,408	$(5,349,909)
Accumulated amortization	(4,456,975)	(90,546)	2,244,066	(2,856,322)	(55,226)	1,383,901
Net amount	$8,244,659	$781,862	$(3,105,843)	$9,842,812	$817,182	$(3,966,008)

Amortization of intangible assets in the future years is expected to be as follows:

	Tenant origination and absorption costs	Above- Market Lease Intangibles	Below- Market Lease Intangibles
2019	$1,563,076	$35,320	$(860,165)
2020	1,563,076	35,320	(860,165)
2021	1,315,958	35,320	(667,541)
2022	934,592	35,320	(201,982)
2023	682,858	35,320	(113,651)
Thereafter	2,185,099	605,262	(402,339)
	$8,244,659	$781,862	$(3,105,843)

Weighted average remaining amortization period	8.3 years	13.5 years	4.7 years
NOTE 5. SALE OF INTEREST IN REAL PROPERTY
In March 2016, the Company entered into a tenancy in common agreement and sold an undivided 29.86% tenant-in-common interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser had the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale did not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction is accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability in the Company’s consolidated balance sheets and the payments to the purchaser were recorded as interest expense in the statement of operations. As of December 31, 2018 and 2017, sales deposit liability amounted to $1,000,000 at both balance sheet dates. The interest expense recorded as a result of this transaction was $55,002 for each of the years ended December 31, 2018 and 2017 (see Note 7). On February 8, 2019, the purchaser gave notice of exercise to require the Company to repurchase the 29.86% tenant-in-common interest in the property and the Company is proceeding under the terms of the contract to acquire the 29.86% tenant-in-common interest in the property for $1,000,000 by May 9, 2019.
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

NOTE 7. DEBT
Mortgage Notes Payable
As of December 31, 2018 and 2017, the Company’s mortgage notes payable consisted of the following:

	2018	2017
Collateral	Principal Amount	Principal Amount	Contractual Interest Rate	Effective Interest Rate (1)	Maturity Date
Chase Bank & Great Clips (2)	$1,866,364	$1,888,325	4.37%	4.37%	February 5, 2019
Levins	2,125,703	2,169,908	One-month LIBOR + 1.93%	3.74%	January 5, 2021
Island Pacific Supermarket	1,932,973	1,973,170	One-month LIBOR + 1.93%	3.74%	January 5, 2021
Dollar General	2,378,106	2,430,065	One-month LIBOR + 1.48%	3.38%	March 5, 2021
Rite Aid	3,744,915	3,827,722	One-month LIBOR + 1.50%	3.25%	May 5, 2021
PMI Preclinical	4,213,887	4,305,954	One-month LIBOR + 1.48%	3.38%	March 5, 2021
EcoThrift	2,703,239	2,765,351	One-month LIBOR + 1.21%	2.96%	July 5, 2021
GSA (MHSA)	1,839,454	1,881,257	One-month LIBOR + 1.25%	3.00%	August 5, 2021
PreK San Antonio	5,239,125	5,333,750	4.25%	4.25%	December 1, 2021
Dinan Cars	2,764,937	2,816,882	One-month LIBOR + 2.27%	4.02%	January 5, 2022
ITW Rippey, Solar Turbines, Amec Foster	9,648,214	9,855,485	3.35%	3.35%	November 1, 2026
L-3 Communications	5,380,085	5,471,050	4.50%	4.50%	April 1, 2022
Gap	3,714,623	3,782,712	4.15%	4.15%	August 1, 2023
Dollar General Big Spring	621,737	632,218	4.69%	4.69%	April 1, 2022
Sutter Health	14,419,666	14,665,829	4.50%	4.50%	March 9, 2024
Total mortgage notes payable	$62,593,028	$63,799,678
Less unamortized deferred financing costs	(1,146,960)	(1,522,291)
Mortgage notes payable, net	$61,446,068	$62,277,387

(1)
Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of December 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable). For further information regarding the Company’s derivative instruments, see Note 8.

(2)	This property was foreclosed and sold on March 13, 2019 as discussed below.
On August 3, 2018, the Company’s independent trust managers and the board of trust managers approved an increase in the Company’s maximum leverage ratio from 45% to 50%. Factors considered in approving the increase in the leverage ratio included the moderate level of 50% leverage, current economic and market conditions, the relative cost of debt and equity capital, the ability of the Company's properties to generate sufficient cash flow to cover debt service requirements and other similar factors.
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
On July 13, 2018, the Company’s special purpose subsidiary that owns the Antioch, California property initiated discussions with the mortgage lender regarding the potential restructuring of the mortgage loan on the property which had a balance of $1,869,536 as of June 30, 2018 and matured on February 5, 2019, or the potential to repay the loan at a discount. Given that potential rent rates for prospective tenants of the property are significantly less than the rent previously received from Chase Bank and the significant investment in tenant improvements that would be required to attract new tenants, the Company’s special purpose subsidiary informed the lender that it would need to reach an agreement to either pay the loan off at a significant discount or restructure the loan with terms that would be economically viable to the Company’s special purpose subsidiary under current market conditions.

Since no agreement was reached on how to restructure this loan, on August 9, 2018, the Company’s special purpose subsidiary that owns the Antioch property notified the lender that it had defaulted on the mortgage loan and intended to surrender the property to the lender. The loan in default is non-recourse to the Company (except for property taxes, insurance and the lender’s legal fees and other costs incurred prior to the date of foreclosure) and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch property loan and the Company’s special purpose subsidiary’s default on that loan does not cross-default any of these other loans.
On September 28, 2018, the Company’s special purpose subsidiary and the Company received a notice of default and election to sell under deed of trust dated September 19, 2018 for the Antioch, California property from an agent for the lender. The notice was filed for recording in the Office of the Recorder of Contra Costa County, California on September 24, 2018. While the Company’s special purpose subsidiary and the Company were given a 90-day cure period from the date of record before a sale date of the Antioch, California property could be set, the Company’s special purpose subsidiary and the Company did not plan to cure the default.
During February 2019, the Company’s special purpose subsidiary and the Company received a Notice of Trustee’s Sale indicating that the Antioch property was expected to be sold by the Trustee in March 2019. The foreclosure sale of the Antioch property was completed on March 13, 2019. The Company’s estimated liability under the carve-out guarantee for the lender’s legal fees and costs prior to the date of foreclosure is approximately $20,000.
Fair Value
The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement) as of December 31, 2018 and 2017:

December 31, 2018			December 31, 2017
Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
$62,593,028	$61,446,068	$61,283,165	$63,799,677	$62,277,387	$62,258,532
Disclosures of the fair values of financial instruments is based on pertinent information available to the Company as of December 31, 2018 and 2017 and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different. The actual value could be materially different from the Company’s estimate of value.
The following summarizes the future principal payments of the Company’s mortgage notes payable as of December 31, 2018:

2019	$3,107,706
2020	1,286,480
2021	23,879,056
2022	8,888,943
2023	3,966,692
Thereafter	21,464,151
Total principal	$62,593,028

Interest Expense
The following is a reconciliation of the components of interest expense:

	Year Ended December 31,
	2018	2017
Mortgage notes payable:
Interest expense	$2,565,921	$2,251,673
Amortization of deferred financing costs	375,330	303,044
Gain on interest rate swaps (1)	(182,823)	(105,909)
Sales deposit liability:
Interest on sales deposit (see Note 5)	55,002	55,002
Total interest expense	$2,813,430	$2,503,810

(1)
Includes unrealized gain on interest rate swaps of $101,815 and $228,533 as of December 31, 2018 and 2017, respectively (see Note 8). Accrued interest receivable of $(12,432) and accrual interest payable of $3,913 at December 31, 2018 and 2017, respectively, represents the unsettled portion of the interest rate swaps for the period from the most recent settlement date through respective balance sheet dates.

NOTE 8. INTEREST RATE SWAP DERIVATIVES
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The Company does not enter into derivatives for speculative purposes. The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2018 and 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

Derivative Instruments	Number of Instruments	Notional Amount (1)	Reference Rate	Weighted Average Fixed Pay Rate	Weighted Average Remaining Term
Interest Rate Swaps
2018	8	$21,703,214	One-month LIBOR/Fixed at 1.21%-2.27%	3.42%	2.4 years
2017	8	$22,170,310	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	3.3 years

(1)
The notional amount of the Company’s swaps are reduced monthly to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,546,330 as of December 31, 2018.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement for all swaps), as well as their classification in the consolidated balance sheet as of December 31, 2018 and 2017.

		December 31, 2018		December 31, 2017
Derivative Instrument	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Assets: Interest rate swap derivatives, at fair value	8	$404,267	7	$321,450
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	—	$—	1	$(18,998)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. None of the Company’s derivatives at December 31, 2018 or 2017 were designated as hedging instruments, therefore the net unrealized gain recognized on interest rate swaps of $101,815 and $228,533, respectively, was recorded as an addition to gain on interest rate swap (see Note 7).

NOTE 9. RELATED PARTY TRANSACTIONS
The Company paid its independent trust managers for services rendered. The amount paid was $178,022 and $134,000 for the years ended December 31, 2018 and 2017, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.
The costs incurred by the Company pursuant to the Advisory Agreement for the years ended December 31, 2018 and 2017, as well as the related amounts payable or receivable as of December 31, 2018 and 2017, are included in the table below. The amounts payable or receivable are presented in the accompanying consolidated balance sheets as “Due to Affiliates” and “Due from Affiliates,” respectively.
Summarized below are descriptions of the related party transactions provided for in the Advisory Agreement that may be applicable to the Company in this stage of their life cycle.

	Year Ended December 31, 2018	December 31, 2018		Year Ended December 31, 2017	December 31, 2017
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Asset management fees	$810,471	$—	$—	$758,555	$—	$3,513
Other operating expense reimbursement	—	—	—	—	—	47,948
Reimbursable operating expenses	370,186	—	—	102,080	—	—
Fees to affiliates	1,180,657			860,635
Property management fees *	100,771	—	—	98,246	—	—
Directors and officers insurance and other reimbursements **	92,624	—	59,992	—	—	—
Disposition fees ***	—	—	—	103,020	—	—
Reimbursable organizational and offering expenses	108,790	—	—	173,281	—	57
Capitalized:
Acquisition fees	—	—	—	671,270	—	—
Financing coordination fees	—	—	—	100,156	—	—
Other:
Due from NNN REIT	—	—	—	48,418	—	—
		$—	$59,992		$—	$51,518

*	Property management fees are included in "property expenses" in the accompanying consolidated statements of operations.

**	Trust managers and officers and other reimbursements are classified within general and administrative expenses in the consolidated statements of operations.

***	Disposition fees for the year ended December 31, 2017 are presented as a reduction of gain on sale of real estate investment property (see Note 6).
Organization and Offering Costs
During the Company's offering of its common stock which was terminated in July 2016, the Company was obligated to reimburse the Advisor or its affiliates for organization and offering costs paid by the Advisor on behalf of the Company. The Company reimburses the Advisor for organizational and offering expenses up to 3.0% of gross offering proceeds. As of December 31, 2018, the Advisor has incurred organization and offering expenses of $2,796,198, which was less than 3.0% of the gross offering proceeds received by the Company as of December 31, 2018 and the Company has reimbursed the Advisor for all of these organization and offering expenses.
Through December 31, 2018 and 2017, the Company reimbursed the Advisor $2,796,198 and $2,687,407, respectively, for organizational and offering expenses. The Company’s maximum liability for organization and offering costs through December 31, 2018 and 2017 was $2,796,198 and $2,687,350, respectively, of which $0 and $57 remained payable as of December 31, 2018 and 2017, respectively.

Acquisition Fees
The Company pays the Advisor an acquisition fee in an amount equal 3.0% of Company’s contract purchase price of its properties. The total of all acquisition fees and acquisition costs must be reasonable, and not exceed 6.0% of the contract price of the properties. However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in the transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company.
Asset Management Fees
The Company pays the Advisor as compensation for the advisory services rendered, a monthly fee in an amount equal to 0.05% of the Company’s average invested assets, as defined, as of the end of the preceding month. The asset management fee is payable monthly on the last business day of such month. The asset management fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the asset management fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine.
Financing Coordination Fees
Other than with respect to any mortgage or other financing related to a property concurrent with its acquisition, if an Advisor or an Affiliate provides a substantial amount of the services (as determined by a majority of the independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company pays the Advisor or such Affiliate a financing coordination fee equal to 1.0% of the amount of such financing.
Property Management Fees
If an Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the independent trust managers) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company pay the Advisor or one of its affiliates 3.0% of the contract sales price. as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Company's Advisor or its affiliates, the disposition fees paid to the Advisor, its affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6% of the contract sales price.
Leasing Commission Fees
If an Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the independent trust managers) in connection with the Company’s leasing of its properties to unaffiliated third parties, then the Company pays the Advisor or such affiliate leasing commissions equal to 6.0% of the rents due pursuant to such lease for the first ten years of the lease term; provided, however (i) if the term of the lease is less than ten years, such commission percentage will apply to the full term of the lease and (ii) any rents due under a renewal of a lease of an existing tenant upon expiration of the initial lease agreement (including any extensions provided for thereunder) shall accrue a commission of 3.0% in lieu of the aforementioned 6.0% commission.
Other Operating Expense Reimbursement
Total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the "2%/25% Limitation"). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company's board of trust managers, including a majority of its independent trust managers. For purposes of determining the 2%/25% Limitation amount, “average invested assets” means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including asset management fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt; (e) reasonable incentive fees based upon increases in NAV per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (g) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.
Operating expenses for the four fiscal quarters ended December 31, 2018 and 2017 did not exceeded the 2%/25% Limitation.
Related Party Investment in the Company
The investment in the Company by NNN REIT totaled 403,980 shares, or an approximate 4.8% ownership interest, as of December 31, 2018 and 364,352 shares, or an approximate 4.4% ownership interest, as of December 31, 2017.
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
Environmental
As an owner of real estate properties, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s real estate properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the real estate properties could result in future environmental liabilities.
Tenant Improvements
Pursuant to a lease agreement, the Company has an obligation to pay for $207,000 and $553,088 in tenant improvements to be incurred by tenants at December 31, 2018 and 2017, respectively, for one property. At December 31, 2018 and 2017, the Company had $462,140 of restricted cash held by a lender to fund the tenant improvements for one property.
Legal Matters
From time-to-time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Other than the below, the Company is not a party to any legal proceeding, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.
The SEC is conducting an investigation related to the advertising and sale of securities by a REIT affiliated with the Company in connection with the early stage of its offering. The investigation is a non-public fact-finding inquiry. It is neither an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company and certain affiliates have received and responded to subpoenas from the SEC requesting documents and other information related to these offerings. The SEC’s investigation is ongoing. The Company has cooperated and intends to continue cooperating with the SEC in this matter. The Company is unable to predict the likely outcome of the investigation or determine its potential impact, if any, on the Company.

NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Board of Trust Managers
Effective January 11, 2019, Mr. Jeffrey Randolph resigned as a member of the board of trust managers of the Company, including his roles as the Audit Committee Chairman. Mr. Vipe Desai succeeded Mr. Randolph as the Audit Committee Chairman upon the resignation of Mr. Randolph. Mr. Randolph resigned voluntarily and his decision was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Randolph’s resignation was in connection with the strategic alternatives review described in “Potential Sale or Merger Transaction” below. In addition, the Company’s three remaining independent board members, who were also independent directors of NNN REIT, resigned from the NNN REIT board effective upon appointment of their successors which occurred on January 15, 2019. As a result of these resignations, there is no longer an overlap of independent board members of the Company and NNN REIT.
Potential Sale or Merger Transaction
Since commencement of the offering, the Company has intended to create a liquidity event for our shareholders no later than the 10th anniversary date of the Termination Date. Accordingly, on January 14, 2019, the Company announced that its board of trust managers engaged Cushman & Wakefield as the Company's real estate financial advisor to evaluate strategic alternatives which includes marketing its entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of the Company's shareholders. The Company has also suspended the redemptions of common stock under its share repurchase program during the strategic alternatives review process.
The portfolio marketing process includes a non-public competitive bidding that is being managed by Cushman &Wakefield over successive rounds that began in March and will continue during the second quarter of 2019. If an acceptable acquiror and price are identified, any portfolio sale or merger transaction would initially be subject to approval of the Company's board of trust managers, including the independent trust managers who are serving as a special committee in connection with the strategic alternatives review, portfolio marketing and negotiation of any potential transaction. If the special committee and the board of trust managers approve a sale or merger transaction, such transaction would then be subject to the approval of the Company's shareholders owning a majority of the outstanding common stock.
The Company does not intend to provide any updates pertaining to the bidding process and shareholders should not expect any announcement from the Company until such time that an outcome has been reached with respect to any potential offer, except as required under applicable laws.
In connection with the portfolio marketing process, one of the Comoany's independent trust managers has resigned and the three remaining independent trust managers, who were also independent directors of NNN REIT, have resigned from the NNN REIT board. As a result of these resignations, the Company's independent trust managers are no longer affiliated with NNN REIT, BRIX REIT, or any other BRIX affiliate.
On March 19, 2019, NNN REIT announced that it intends to explore a potential acquisition of the Company or its real estate portfolio and that its board of directors has formed a special committee to evaluate the potential for a transaction with the Company. The members of the NNN REIT special committee have no affiliation with the Company or the Advisor.
Assuming an offer on acceptable price and terms results from this competitive bidding process, the Company's special committee and its board could announce and present a fully negotiated and approved sale or merger transaction for shareholder approval during the third calendar quarter of 2019. If shareholder approval is then obtained, the sale or merger transaction would proceed in accordance with the negotiated terms. There can be no assurance that a sale or merger transaction will occur at all, or that any such transaction would conclude during the third calendar quarter of 2019.
If the portfolio was liquidated at $147,480,776, the total estimated value of real estate properties as of December 31, 2018, which was included in the Company's most recently reported estimated NAV calculation, the Advisor would earn a disposition fee of approximately $4,424,400 and a subordinated participation fee of approximately $1,239,400.
Antioch, California Property
As described in Notes 4 and 7, the Company’s Antioch property was foreclosed and sold on March 13, 2019.

Pending Purchase of Interest in Real Estate Property
As discussed in Note 5, on February 21, 2019, the Company and the owner of the 29.86% tenant-in-common interest in a Chevron property in Roseville, CA entered into a purchase and sale agreement whereby the Company will acquire the 29.86% tenant in common interest in the property for $1,000,000 by no later than May 9, 2019.
Distributions
On January 22, 2019, the Company’s board of trust managers declared dividends based on daily record dates for the period October 1, 2018 through December 31, 2018 at a rate of $0.00203800 per share per day, or $1,566,932, on the outstanding shares of the Company’s common stock, which the Company paid on January 25, 2018. Of the $1,566,932 dividend, $1,085,126 was reinvested through the Company’s DRP.
Redeemable common stock
Subsequent to December 31, 2018, the Company redeemed 82,589 shares of common stock for $880,404. The Company suspended the redemption during its strategic alternatives process related to the potential sale or merger transaction discussed above on January 14, 2019. As a result, the redemption period for investors to be paid on April 15, 2019 ended on January 16, 2019.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2018

						Initial Cost to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period			Accumulated Depreciation and Amortization
Description	Location	Ownership Percentage	Original Year of Construction	Date Acquired	Encumbrances	Land	Buildings and Improvements (1)	Total		Land	Buildings and Improvements (1)	Total		Net
Chase Bank and Great Clips (2)	Antioch, CA	100%	1998	8/22/2014	$1,866,364	$649,633	$3,178,601	$3,828,234	$(862,190)	$444,358	$2,521,688	$2,966,046	$(1,117,265)	$1,848,781
Chevron Gas Station	San Jose, CA	100%	1964	5/29/2015	—	1,844,383	930,617	2,775,000	—	1,844,383	930,617	2,775,000	(140,514)	2,634,486
Levins	Sacramento, CA	100%	1970	8/19/2015	2,125,703	598,913	3,151,087	3,750,000	2,500	598,913	3,153,587	3,752,500	(718,814)	3,033,686
Chevron Gas Station (3)	Roseville, CA	100%	2003	9/30/2015	—	602,375	2,197,625	2,800,000	—	602,375	2,197,625	2,800,000	(314,569)	2,485,431
Island Pacific Supermarket	Elk Grove, CA	100%	2012	10/1/2015	1,932,973	958,328	2,761,672	3,720,000	—	958,328	2,761,672	3,720,000	(529,099)	3,190,901
Dollar General	Bakersfield, CA	100%	1952	11/11/2015	2,378,106	2,218,862	3,102,725	5,321,587	—	2,218,862	3,102,725	5,321,587	(600,123)	4,721,464
Rite Aid	Lake Elsinore, CA	100%	2008	12/7/2015	3,744,915	2,049,596	5,582,136	7,631,732	—	2,049,595	5,582,136	7,631,731	(725,662)	6,906,069
PMI Preclinical	San Carlos, CA	100%	1974	12/9/2015	4,213,887	2,940,133	5,979,867	8,920,000	—	2,940,133	5,979,867	8,920,000	(625,375)	8,294,625
EcoThrift	Sacramento, CA	100%	1982	3/17/2016	2,703,239	1,594,857	3,433,865	5,028,722	—	1,594,857	3,433,865	5,028,722	(676,158)	4,352,564
GSA (MSHA)	Vacaville, CA	100%	1987	4/5/2016	1,839,454	286,380	3,168,497	3,454,877	—	286,380	3,168,497	3,454,877	(390,068)	3,064,809
PreK San Antonio	San Antonio, TX	100%	2014	4/8/2016	5,239,125	509,476	12,935,515	13,444,991	—	509,476	12,935,515	13,444,991	(2,473,019)	10,971,972
Dollar Tree	Morrow, GA	100%	1997	4/22/2016	—	255,989	1,199,011	1,455,000	47,723	255,989	1,246,734	1,502,723	(251,940)	1,250,783
Dinan Cars	Morgan Hill, CA	100%	2001	6/21/2016	2,764,937	724,994	4,581,006	5,306,000	—	724,994	4,581,006	5,306,000	(966,415)	4,339,585
ITW Rippey	El Dorado, CA	100%	1998	8/18/2016	3,182,786	429,668	6,155,852	6,585,520	121,778	429,668	6,277,630	6,707,298	(701,075)	6,006,223
Solar Turbines	San Diego, CA	100%	1985	7/21/2016	2,908,224	3,081,332	2,789,586	5,870,918	257,778	3,081,332	3,047,364	6,128,696	(475,261)	5,653,435
Amec Foster	San Diego, CA	100%	1985	7/21/2016	3,557,204	3,551,615	2,631,320	6,182,935	1,313,397	3,551,615	3,944,717	7,496,332	(586,075)	6,910,257
Dollar General Big Spring	Big Spring, TX	100%	2015	11/4/2016	621,737	337,204	937,401	1,274,605	—	337,204	937,401	1,274,605	(64,545)	1,210,060
Gap	Rocklin, CA	100%	1998	12/1/2016	3,714,623	1,661,831	6,224,989	$7,886,820	11,281	1,661,831	6,236,270	7,898,101	(652,721)	7,245,380
L-3 Communications	San Diego, CA	100%	1984	12/23/2016	5,380,085	2,504,578	8,918,971	11,423,549	350,948	2,504,578	9,269,919	11,774,497	(787,194)	10,987,303
Sutter Health	Rancho Cordova, CA	100%	2009	3/15/2017	14,419,666	2,172,442	24,954,448	27,126,890	—	2,172,442	24,954,448	27,126,890	(2,076,277)	25,050,613
Walgreens	Santa Maria, CA	100%	2001	6/29/2017	—	924,368	4,191,137	5,115,505	—	924,368	4,191,137	5,115,505	(198,395)	4,917,110

					$62,593,028	$29,896,957	$109,005,928	$138,902,885	$1,243,215	$29,691,681	$110,454,420	$140,146,101	$(15,070,564)	$125,075,537

(1)	Building and improvements include tenant origination and absorption costs.

(2)	Foreclosed and sold on March 13, 2019.

(3)
The Company owns an undivided 70.14% interest through a tenancy in common agreement that was entered into in March 2016. On February 8, 2019, the owner of the remaining 29.86% interest gave notice of exercise to require the Company to repurchase the 29.86% interest in the property. On February 21, 2019, the Company and the owner of the 29.86% interest entered into a purchase and sale agreement whereby the Company will acquire the 29.86% interest in the property for $1,000,000 by no later than May 9, 2019.

Notes:

•	The aggregate cost of real estate for federal income tax purposes was approximately $136,000,000 (unaudited) as of December 31, 2018.

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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Schedule III
Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2018 and 2017
The following table summarizes the Company's real estate and accumulated depreciation and amortization for the years ended December 31,:

	2018	2017
Real estate investments:
Balance at beginning of year	$140,453,591	$109,260,489
Acquisitions	—	32,291,338
Improvements to real estate	554,700	1,501,764
Reserve	(862,190)	—
Dispositions	—	(2,600,000)
Balance at end of year	$140,146,101	$140,453,591

Accumulated depreciation and amortization:
Balance at beginning of year	$(9,286,921)	$(3,797,990)
Depreciation and amortization expense	(5,783,643)	(5,645,451)
Dispositions	—	156,520
Balance at end of year	$(15,070,564)	$(9,286,921)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer and Trust Manager
(principal executive officer)
Date: March 26, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ AARON S. HALFACRE	Chief Executive Officer, President and Trust Manager	March 26, 2019
Aaron S. Halfacre	(principal executive officer)

/s/ RAYMOND J. PACINI	Chief Financial Officer	March 26, 2019
Raymond J. Pacini	(principal financial officer)

/s/ SANDRA G. SCIUTTO	Chief Accounting Officer	March 26, 2019
Sandra G. Sciutto	(principal accounting officer)

/s/ RAYMOND WIRTA	Chairman of the Board and Trust Manager	March 26, 2019
Raymond Wirta

/s/ JONATHAN PLATT	Independent Trust Manager	March 26, 2019
Jonathan Platt

/s/ DAVID FEINLEIB	Independent Trust Manager	March 26, 2019
David Feinleib

/s/ VIPE DESAI	Independent Trust Manager	March 26, 2019
Vipe Desai