Form 10-Q
period 2019-03-31
Rich Uncles Real Estate Investment Trust I
filed 2019-05-15
CIK 1672754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of April 30, 2019, there were 8,336,924 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
FORM 10-Q
MARCH 31, 2019

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbor provisions created thereby. For this purpose, any statements made in this Quarterly Report on Form 10-Q that are not historical or current facts may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "anticipates," "believes," "seeks," "estimates," "expects," "intends," "continue," "can," "may," "plans," "potential," "projects," "should," "could," "will," "would" or similar expressions and the negatives of those expressions are intended to identify forward-looking statements.
The forward-looking statements included herein represent our management’s current expectations and assumptions based on information available as of the date of this report. These statements involve numerous known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time-to-time with the Securities and Exchange Commission (the "SEC"). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information, which speak only as of the date of this report. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•
Since mid-January 2019, a special committee of the Company’s board of trust managers, which is comprised of all three of the independent trust managers, has been evaluating strategic alternatives for the Company with the assistance of the special committee’s real estate financial advisor, Cushman & Wakefield. As further described in Note 1 of our notes to condensed consolidated financial statements, Cushman & Wakefield has been marketing the Company’s entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of the Company's board of trust managers, including the special committee, and the Company’s shareholders.

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

•
We have only a limited prior operating history, and the prior performance of real estate investment programs sponsored by affiliates of our sponsor, BrixInvest, LLC ("BrixInvest" and d/b/a Rich Uncles, LLC), may not be an indication of our future results.

•	We may not be able to attain or maintain profitability.

•	Cash for dividend distributions to investors will be from net rental income (including sales of properties) or waiver or deferral of reimbursements or fees paid to BrixInvest, our Advisor and Sponsor.

•	We may not generate cash flows sufficient to pay our dividends to shareholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to qualify as a REIT for U.S. federal income tax purposes.

•	Our business, financial condition and results of operations may be adversely affected by an ongoing investigation by the SEC.

•	We are dependent upon our Advisor which has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. We qualify all of our forward-looking statements by these cautionary statements.
All references to "Notes" throughout this report refer to footnotes to the condensed consolidated financial statements of the registrant in Part I. Item 1 - Financial Statements (Unaudited).

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Real estate investments:
Land	$29,247,323	$29,691,680
Buildings and improvements	96,087,796	97,752,787
Tenant origination and absorption costs	12,033,433	12,701,634
Total investments in real estate property	137,368,552	140,146,101
Accumulated depreciation and amortization	(15,388,364)	(15,070,564)
Total investments in real estate property, net	121,980,188	125,075,537
Cash and cash equivalents	2,560,217	2,914,005
Restricted cash	462,140	462,140
Tenant receivables, net	1,650,814	1,707,835
Above-market lease intangibles, net	773,032	781,862
Interest rate swap derivatives	260,820	404,267
Other assets	135,812	176,511
Total assets	$127,823,023	$131,522,157

Liabilities and Shareholders’ Equity
Mortgage notes payable, net	$59,360,813	$61,446,068
Accounts payable, accrued and other liabilities	1,617,230	1,419,222
Sales deposit liability (Note 5)	1,000,000	1,000,000
Share repurchases payable	818,699	880,404
Below-market lease intangibles, net	2,890,802	3,105,843
Due to affiliates (Note 9)	757	59,992
Total liabilities	65,688,301	67,911,529

Commitments and contingencies (Note 10)

Redeemable common stock	—	163,572

Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 8,407,283 and 8,390,776 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	84,073	83,908
Additional paid-in-capital	83,283,063	82,890,895
Cumulative distributions and net losses	(21,232,414)	(19,527,747)
Total shareholders’ equity	62,134,722	63,447,056
Total liabilities and shareholders’ equity	$127,823,023	$131,522,157
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Rental income	$3,288,644	$3,231,218

Expenses:
Fees to affiliates (Note 9)	291,779	285,535
General and administrative	371,219	263,364
Depreciation and amortization	1,442,060	1,448,244
Interest expense (Notes 7 and 8)	863,173	484,873
Property expenses	565,865	631,138
Total expenses	3,534,096	3,113,154

Other income:
Gain on disposal of real estate investment (Note 6)	113,773	—

Net (loss) income	$(131,679)	$118,064

Net (loss) income per share, basic and diluted	$(0.02)	$0.01

Weighted-average number of common shares outstanding, basic and diluted	8,417,267	8,416,374

Dividends declared per common share	$0.1875	$0.1875

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Shareholders' Equity
Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid -in- Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, December 31, 2018	8,390,776	$83,908	$82,890,895	$(19,527,747)	$63,447,056
Issuance of common stock	99,096	991	1,046,469	—	1,047,460
Reclassifications from redeemable common stock	—	—	225,277	—	225,277
Repurchase of common stock	(82,589)	(826)	(879,578)	—	(880,404)
Dividends declared	—	—	—	(1,572,988)	(1,572,988)
Net loss	—	—	—	(131,679)	(131,679)
Balance, March 31, 2019	8,407,283	$84,073	$83,283,063	$(21,232,414)	$62,134,722

	Common Stock		Additional Paid -in-Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, December 31, 2017	8,358,254	$83,583	$82,350,273	$(12,347,486)	$70,086,370
Issuance of common stock	108,826	1,021	1,087,238	—	1,088,259
Stock compensation expense	4,051	15	40,503	—	40,518
Reclassifications to redeemable common stock	—	—	(559,960)	—	(559,960)
Repurchase of common stock	(61,211)	(612)	(611,494)	—	(612,106)
Dividends declared	—	—	—	(1,566,932)	(1,566,932)
Net income	—	—	—	118,064	118,064
Balance, March 31, 2018	8,409,920	$84,007	$82,306,560	$(13,796,354)	$68,594,213
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net (loss) income	$(131,679)	$118,064
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,442,060	1,448,244
Provision for doubtful accounts	—	40,786
Stock compensation expense	75,000	40,518
Deferred rents	(45,978)	(100,499)
Amortization of deferred financing costs	85,651	86,448
Amortization of above-market leases	8,830	8,830
Amortization of below-market leases	(215,041)	(215,041)
Gain on disposal of real estate investment	(113,773)	—
Unrealized loss (gain) on interest rate swap valuation	143,447	(230,216)
Expensed organization and offering costs	—	32,554
Changes in operating assets and liabilities:
Decrease in tenant receivables	93,939	115,221
Decrease in other assets	40,700	21,222
Increase in accounts payable, accrued and other liabilities	229,727	284,328
Decrease in due to affiliates	(59,235)	(84,015)
Net cash provided by operating activities	1,553,648	1,566,444

Cash Flows from Investing Activities:
Additions to existing real estate investments	(188,497)	(11,280)
Net cash used in investing activities	(188,497)	(11,280)

Cash Flows from Financing Activities:
Repayments of mortgage notes payable	(313,007)	(309,384)
Recovery of deferred financing costs to third parties	—	16,634
Refund of offering costs to affiliates	—	49,509
Repurchase of common stock	(880,404)	(612,106)
Dividends paid to common shareholders	(525,528)	(478,673)
Net cash used in financing activities	(1,718,939)	(1,334,020)

Net (decrease) increase in cash, cash equivalents and restricted cash	(353,788)	221,144

Cash, cash equivalents and restricted cash, beginning of period	3,376,145	6,027,807
Cash, cash equivalents and restricted cash, end of period	$3,022,357	$6,248,951

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$634,110	$634,745

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassifications from (to) redeemable common stock	$225,277	$(559,960)
(Decrease) increase in share redemptions payable	$(61,705)	$559,307
Reinvested dividends from common shareholders	$1,047,460	$1,088,259
Unpaid real estate investment additions	$—	$215,461
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. BUSINESS AND ORGANIZATION
Rich Uncles Real Estate Investment Trust I (the "Company") was formed on March 7, 2012. The Company is an unincorporated real estate investment trust ("REIT") under the laws of the State of California. The Company elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2014.
The Company was formed primarily to invest in single-tenant income-producing properties located in California and that are leased to creditworthy tenants under long-term net leases, however, the Company may invest up to 20% of the net proceeds of its offering in properties located outside of California. The Company’s goal is to generate current income for investors and long-term capital appreciation in the value of its properties.
The Company holds its investments directly and/or through special purpose wholly-owned limited liability companies or other subsidiaries. As of March 31, 2019, the Company held a 70.14% interest in one property subject to a tenancy-in-common agreement. On May 9, 2019, the Company purchased the remaining 29.86% interest in this property, resulting in full 100% ownership.
The Company is externally managed by its advisor and sponsor, BrixInvest, LLC (f/k/a Rich Uncles, LLC) ("BrixInvest" or the "Advisor") whose members include Aaron S. Halfacre, the Company’s Chief Executive Officer and President, and Ray Wirta, the Company's Chairman of the Board of trust managers (the "Board"). The Advisor is a Delaware limited liability company registered to do business in California. The Company has entered into an agreement (the "Advisory Agreement") with the Advisor.
The current term of the Advisory Agreement is scheduled to expire on May 10, 2020. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisory Agreement is terminable by a majority of the Company’s independent trust managers or the Advisor on 60 days’ written notice with or without cause. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. The Advisor also serves, directly or through an affiliate, as the advisor and sponsor for RW Holdings NNN REIT, Inc. ("NNN REIT") and BRIX REIT, Inc.
On January 11, 2019, the Company’s Board approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $10.57. Effective January 14, 2019, the purchase price per share of the Company’s common stock in the Company’s dividend reinvestment plan and share repurchase plan changed from $10.66 to $10.57.
Potential Sale or Merger Transaction
On January 14, 2019, the Company announced that the special committee of its Board has engaged Cushman & Wakefield, a global real estate valuation and advisory services firm, as the Company's real estate financial advisor to evaluate strategic alternatives which includes marketing its entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of the Company's shareholders. The Company has also suspended the redemptions of common stock under its share repurchase program during the strategic alternatives review process and suspended the dividend reinvestment plan in April 2019.
The portfolio marketing process includes a non-public competitive bidding that is being managed by Cushman &Wakefield over successive rounds that began in March 2019 and will continue through the second quarter of 2019. If an acceptable acquiror and price are identified, any portfolio sale or merger transaction would initially be subject to approval of the Company's Board, including the independent trust managers who are serving as a special committee in connection with the strategic alternatives review, portfolio marketing and negotiation of any potential transaction. If the special committee and the Board approve a sale or merger transaction, such transaction would then be subject to the approval of the Company's shareholders owning a majority of the outstanding common stock.
The Company does not intend to provide any updates pertaining to the bidding process and shareholders should not expect any announcement from the Company until such time that an outcome has been reached with respect to any potential offer, except as required under applicable laws.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

On March 19, 2019, NNN REIT announced that it intends to explore a potential acquisition of the Company or its real estate portfolio and that its board of directors has formed a special committee to evaluate the potential for a transaction with the Company. The members of the NNN REIT special committee have no affiliation with the Company or the Advisor. The Company's independent trust managers are not affiliated with NNN REIT, BRIX REIT, or any other BrixInvest affiliate.
Assuming an offer on acceptable price and terms results from this competitive bidding process, the Company's special committee and its Board could announce and present a fully negotiated and approved sale or merger transaction for shareholder approval during the third quarter of 2019. If shareholder approval is then obtained, the sale or merger transaction would proceed in accordance with the negotiated terms. There can be no assurance that a sale or merger transaction will occur at all, or that any such transaction would conclude during the third calendar quarter of 2019.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 27, 2019.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which are normal and recurring, necessary to fairly state its financial position, results of operations and cash flows. All significant intercompany balances and transactions are eliminated in consolidation. The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited consolidated financial statements but does not include all disclosures or notes required by GAAP for complete financial statements.
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
Per Share Data
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock equals basic earnings per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2019 and 2018.
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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following are the Company’s updated significant accounting policies that have been affected by the adoption of Topic 842 as discussed below in New Accounting Standards Issued and Adopted:
Revenue Recognition
The Company recognizes rental income, tenant reimbursements and other lease-related revenue when all of the following criteria are met: (i) the agreement has been fully executed and delivered, (ii) services have been rendered, (iii) the amount is fixed or determinable and (iv) payment has been received or the collectability of the amount due is probable. Lease termination fees are amortized over the remaining lease term, if applicable. If there is no remaining lease term, they are recognized when received and realized. Minimum annual rental revenues are recognized in rental income on a straight-line basis over the non-cancellable term of the related lease.
The recognition of rental income commences when the tenant takes possession or controls the physical use of the leased property. In order for the tenant to take possession, the leased property must be substantially complete and ready for its intended use. In order to determine whether the leased property is substantially complete and ready for its intended use, the Company begins by determining whether the Company or the tenant owns the tenant improvements, if the lease agreement provides for tenant improvements.
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
When the Company concludes that it is the owner of tenant improvements, rental income recognition begins when the tenant takes possession of the completed property, which is generally when Company-owned tenant improvements are substantially complete. In addition, when the Company concludes that it is the owner of tenant improvements, the Company records the costs to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. For these tenant improvements, the Company records the amount funded by or reimbursed by the tenants as deferred revenue, which is amortized on a straight-line basis as additional rental income over the term of the related lease.
When the Company concludes that the tenant is the owner of tenant improvements, rental income recognition begins when the tenant takes possession or controls the physical use of the leased property. Any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. In addition, when the Company concludes that the tenant is the owner of tenant improvements for accounting purposes, the Company records its contribution towards such improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net in its consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the related lease.
Tenant Reimbursements
Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income subsequent to the adoption of Topic 842 in the period the recoverable costs are incurred. Tenant reimbursements where the Company pays the associated costs directly to third-party vendors and are reimbursed by the tenants are recognized and recorded on a gross basis.
Allowances for Tenant and Deferred Rent Receivables
The Company carries its tenant and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the Company’s adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through provision for bad debts in the Company’s consolidated statement of operations. Upon the adoption of Topic 842 on January 1, 2019, the determination of the adequacy of the Company's allowances for tenant and deferred rent receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any current and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination.
For tenant and deferred rent receivables deemed probable of collection, the Company may also record an allowance under other authoritative GAAP depending upon the Company’s evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company’s consolidated statements of operations. Based on the Company’s evaluation for the three months ended March 31, 2019 and 2018, the Company determined that its tenant and deferred rent receivables are probable of collection.
Recent Accounting Pronouncements
New Accounting Standards Issued and Adopted
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board ("FASB") ASU No. 2016-02 "Leases (Topic 842)" and the related FASB ASU Nos. 2018-10, 2018-11, 2018-20 and 2019-01, which provide practical expedients, technical corrections and improvements for certain aspects of ASU 2016-02, on a modified retrospective basis (collectively "Topic 842"). Topic 842 establishes a single comprehensive model for entities to use in accounting for leases and supersedes the existing leasing guidance. Topic 842 applies to all entities that enter into leases. Lessees are required to report assets and liabilities that arise from leases. Lessor accounting has largely remained unchanged; however, certain refinements were made to conform with revenue recognition guidance, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. The Company currently does not have any exposure to Topic 842 from the perspective of a lessee as the operating lease is borne by the Sponsor. The Company's exposure to Topic 842 is primarily as a lessor. The Company has elected to apply the applicable practical expedients provided by Topic 842.
Lessor Accounting
As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company’s leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the three months ended March 31, 2019 and 2018 in the Company’s consolidated statements of operations. The Company also made a conforming reclassification for the prior year’s tenant reimbursements. For the three months period ended March 31, 2019 and 2018, tenant reimbursements included in rental income amounted to $522,108 and $488,658, respectively.
Prior to the adoption of Topic 842, lessor costs for certain services directly reimbursed by tenants have already been presented by the Company on a gross basis in revenues and expenses.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are leases or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company will no longer capitalize internal leasing costs and third-party legal leasing costs and will instead expense these costs as incurred. These expenses will be included in legal leasing costs under general and administrative expenses in our consolidated statements of operations. During the three

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

months ended March 31, 2019, the Company did not incur any indirect leasing costs which would have been capitalized prior to the adoption of Topic 842. The election of the package of practical expedients described above permits us to continue to account for our leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019.
Allowances for Tenant and Deferred Rent Receivables
Upon the adoption of Topic 842 on January 1, 2019, the Company’s determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection the Company also may record an allowance under other authoritative GAAP depending upon the Company’s evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company’s consolidated statements of operations.
New Accounting Standards Recently Issued and Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement ("ASU No. 2018-13"). ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurement. In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU 2016-02 is effective for the Company beginning January 1, 2020. Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its consolidated financial statements.
NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
Tenant receivables, net consisted of the following:

	March 31, 2019	December 31, 2018
Straight-line rent	$1,436,194	$1,399,276
Tenant rent	43,944	200,301
Unbilled tenant reimbursements	170,676	108,258
Total	$1,650,814	$1,707,835

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$446,670	$52,057
Accrued expenses	266,670	184,441
Accrued interest payable	200,454	288,437
Unearned rent	433,330	624,181
Tenant security deposits	270,106	270,106
Total	$1,617,230	$1,419,222
NOTE 4. REAL ESTATE INVESTMENTS
The following table provides summary information regarding the Company’s 20 real estate investments as of March 31, 2019:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, Net
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	$2,775,000	$—	$(150,205)	$2,624,795
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	2,500	(772,151)	2,980,349
Chevron Gas Station (Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	—	(338,460)	2,461,540
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,461	568,539	(564,182)	3,155,818
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(648,133)	4,673,454
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,285	(785,305)	6,846,426
PMI Preclinical	San Carlos, CA	12/9/2015	Industrial	8,920,000	—	(676,776)	8,243,224
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,486,993	541,729	(736,710)	4,292,012
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(424,999)	3,029,878
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(2,701,298)	10,743,693
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,295,879	206,844	(275,416)	1,227,307
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(1,061,472)	4,244,528
Solar Turbines	San Diego, CA	7/21/2016	Office	5,738,978	389,718	(590,172)	5,538,524
Amec Foster	San Diego, CA	7/21/2016	Industrial	7,010,799	485,533	(720,961)	6,775,371
ITW Rippey	El Dorado, CA	8/18/2016	Industrial	6,299,982	407,316	(647,863)	6,059,435
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(72,139)	1,202,466
Gap	Rocklin, CA	12/1/2016	Office	7,220,909	677,192	(732,765)	7,165,336
L-3 Communications	San Diego, CA	12/23/2016	Industrial	11,001,887	961,107	(892,800)	11,070,194
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(2,365,990)	24,760,900
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(230,567)	4,884,938
				$125,335,119	$12,033,433	$(15,388,364)	$121,980,188
Current Year Acquisitions or Dispositions
There were no acquisitions during the three months ended March 31, 2019. See Note 6 regarding the foreclosure sale of property previously held in Antioch, California.

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
As of March 31, 2019, the aggregate future minimum contractual rental income due under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

April through December 2019	$7,494,599
2020	10,171,905
2021	9,183,103
2022	7,637,420
2023	5,865,531
2024	5,350,757
Thereafter	22,431,468
$68,134,783
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three months ended March 31, 2019 and 2018 were as follows:

Property and Location	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$662,423	20.1%	$658,462	20.4%
ITW Rippey, El Dorado, CA	$519,524	15.8%	$514,859	15.9%
PreK San Antonio, San Antonio, TX	$410,096	12.5%	$402,674	12.5%
Asset Concentration
The Company’s portfolio’s asset concentration (greater than 10% of total assets) for the fiscal period March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
Sutter Health, Rancho Cordova, CA	$24,760,900	19.4%	$25,050,613	19.0%

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Intangibles
As of March 31, 2019, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$12,033,433	$872,408	$(5,296,683)
Accumulated amortization	(4,179,544)	(99,376)	2,405,881
Net amount	$7,853,889	$773,032	$(2,890,802)
Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
April through December 2019	$1,172,312	$26,490	$(645,123)
2020	1,563,082	35,320	(860,165)
2021	1,563,082	35,320	(667,541)
2022	832,144	35,320	(201,982)
2023	687,709	35,320	(113,651)
2024	479,057	35,320	(113,651)
Thereafter	1,556,503	569,942	(288,689)
Total	$7,853,889	$773,032	$(2,890,802)

Weighted average remaining amortization period	8.2 years	35.1 years	4.5 years
NOTE 5. SALE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY
In March 2016, the Company entered into a tenancy-in-common agreement related to and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser had the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019. Therefore, the sale did not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction was accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense.
Following the purchaser's notice of exercise, on February 21, 2019, the Company and the owner of the 29.86% tenant-in-common interest in the property entered into a purchase and sale agreement whereby the Company agreed to acquire the 29.86% tenant-in-common interest in the property for $1,000,000 by no later than May 9, 2019. The transaction was completed on May 9, 2019 and the Company now owns 100% of this Roseville, CA property.
As of March 31, 2019 and December 31, 2018, the sales deposit liability amounted to $1,000,000 at both balance sheet dates. The interest expense recorded as a result of this transaction was $13,751 for each of the three months ended March 31, 2019 and 2018 (Note 7).
NOTE 6. DISPOSAL OF REAL ESTATE INVESTMENT PROPERTY
The Company’s Antioch, California property which was previously leased by Chase Bank was relinquished in a foreclosure sale on March 13, 2019. As of the foreclosure date, the Antioch, California property had a net book value of $1,850,845 and a related mortgage loan balance of $1,964,618, including accrued interest and expected costs of foreclosure proceedings. During the three months ended March 31, 2019, the Company recorded the difference of $113,773 between the net book value of the property foreclosed and the net carrying value of the mortgage loan as gain on disposal of real estate investment in other income in the Company's condensed consolidated statement of operations.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Company had previously determined that due to the decline in expected rental rates and difficulties re-leasing the 5,660 square feet of space at the Antioch, California property, it was necessary to record an impairment charge of $862,190 as of June 30, 2018. The impairment charge was less than 1% of the Company’s total investments in real estate property, based on the estimated fair value of the real estate which approximated the then outstanding balance of the existing mortgage loan. Having not reached any agreement with the lender when the August 2018 mortgage payment came due, the Company’s special purpose subsidiary defaulted on the mortgage loan. The book value of the Antioch property after the impairment charge was less than 2.0% of the Company’s total investments in real estate property.
The loan in default was non-recourse to the Company (except for property taxes, insurance and the lender’s legal fees and other costs incurred prior to the date of foreclosure) and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch property loan and the Company’s special purpose subsidiary’s default on that loan did not cross-default any of these other loans. The Company continued to accrue default interest, penalties as well as property taxes, insurance and the lender’s legal fees and costs through the the foreclosure process.
NOTE 7. DEBT
Mortgage Notes Payable
As of March 31, 2019 and December 31, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	2019 Principal Amount	2018 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Chase Bank and Great Clips	$—	$1,866,364	4.37%	4.37%	2/5/2019
Levins	2,114,116	2,125,703	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	1,922,436	1,932,973	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General Bakersfield	2,364,560	2,378,106	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,723,367	3,744,915	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,189,885	4,213,887	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,687,143	2,703,239	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA)	1,828,614	1,839,454	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,214,064	5,239,125	4.25%	4.25%	12/1/2021
Dinan Cars	2,751,236	2,764,937	One-month LIBOR + 2.27%	4.02%	1/5/2022
Solar Turbines, Amec Foster, ITW Rippey	9,594,402	9,648,214	3.35%	3.35%	11/1/2026
Dollar General Big Spring	619,022	621,737	4.69%	4.69%	3/13/2022
Gap	3,696,621	3,714,623	4.15%	4.15%	8/1/2023
L-3 Communications	5,355,861	5,380,085	4.50%	4.50%	4/1/2022
Sutter Health	14,352,330	14,419,666	4.50%	4.50%	3/9/2024
Total mortgage notes payable	60,413,657	62,593,028
Less unamortized deferred financing costs	(1,052,844)	(1,146,960)
Mortgage notes payable, net	$59,360,813	$61,446,068

(1)
Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of March 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable) (see Note 8 for information regarding the Company’s derivative instruments).

The Company’s independent trust managers and the board of trust managers have set the Company’s maximum leverage ratio at 50%. Factors considered in setting the leverage ratio include the moderate level of 50% leverage, current economic and market conditions, the relative cost of debt and equity capital, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. As of March 31, 2019, the Company's leverage ratio was approximately 44%.
The mortgage notes payable provide for monthly payments of principal and interest and have balloon payments that are due at loan maturity. Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company is in compliance with all terms and conditions of the mortgage loan agreements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

As discussed in Note 6, the Company relinquished the Chase Bank/Great Clips property in Antioch, California in a foreclosure sale on March 13, 2019 which discharged the related mortgage note payable including accrued interest. As of the foreclosure date, the Antioch, California property had a net book value of $1,850,845 and a related mortgage loan balance of $1,964,618, including accrued interest and expected costs of foreclosure proceedings. As of March 31, 2019, the Company recorded the difference of $113,773 between the net book value of the property foreclosed and the net carrying value of the mortgage loan as gain on disposal of real estate investment in other income in the Company's condensed consolidated statement of operations.
The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

March 31, 2019			December 31, 2018
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$60,413,657	$59,360,813	$59,688,810	$62,593,028	$61,446,068	$61,283,165
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of March 31, 2019 and December 31, 2018 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
The following summarizes the future principal payments on the Company’s mortgage notes payable as of March 31, 2019:

April through December 2019	$930,205
2020	1,286,566
2021	23,879,148
2022	8,889,041
2023	3,966,800
2024	13,208,694
Thereafter	8,253,203
Total principal	$60,413,657
Interest Expense
The following is a reconciliation of the components of interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Mortgage notes payable:
Interest expense incurred	$668,057	$613,780
Amortization of deferred financing costs	85,651	86,448
Loss (gain) on interest rate swaps (1)	95,714	(229,106)
Sales deposit liability:
Interest expense (see Note 5)	13,751	13,751
Total interest expense	$863,173	$484,873

(1)
Includes unrealized loss (gain) on interest rate swaps of $143,447 and $(230,216) as of March 31, 2019 and 2018, respectively (see Note 8). Accrued interest receivable of $14,028 and $12,432 at March 31, 2019 and December 31, 2018, respectively, represents the unsettled portion of the interest rate swaps for the period from the most recent settlement date through respective balance sheet dates.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

Derivative Instruments	March 31, 2019					December 31, 2018
	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$20,546,330	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	2.1 years	8	$21,703,214	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	2.4 years

(1)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,546,330 as of March 31, 2019.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the consolidated balance sheets:

Derivative Instrument		March 31, 2019		December 31, 2018
	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	8	$260,820	8	$404,267
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying condensed consolidated statements of operations. None of the Company’s derivatives at March 31, 2019 or December 31, 2018 were designated as hedging instruments, therefore the net unrealized loss recognized on interest rate swaps of $260,820 and $404,267 was recorded as an addition to (loss) gain on interest rate swap (see Note 7).

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS
The costs incurred by the Company pursuant to the Advisory Agreement for the three months ended March 31, 2019 and 2018, as well as the related amounts payable or receivable as of March 31, 2019 and December 31, 2018 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as "Due to Affiliates" and "Due from Affiliates."

	Three Months Ended			Three Months Ended
	March 31, 2019	March 31, 2019		March 31, 2018	December 31, 2018
	Incurred	Receivable	Payable	Incurred	Receivable	Payable
Expensed:
Asset management fees	$201,779	$—	$757	$201,969	$—	$—
Other operating expense reimbursement	—	—	—	—	—	—
Reimbursable operating expense	90,000	—	—	83,566	—	—
Fees to affiliates	291,779	—	—	285,535	—	—
Property management fees*	25,601	—	—	24,389	—	59,992
Trust managers and officers insurance and other reimbursements **	41,413	—	—	16,634	—	—
Reimbursable organizational and offering expenses	—	—	—	32,554	—	—
		$—	$757		$—	$59,992

*	Property management fees are included in "property expenses" in the accompanying condensed consolidated statements of operations.

**	Trust managers and officers insurance and other reimbursements are classified within general and administrative expenses in the consolidated statements of operations.
Organizational and Offering Expenses
During the Company’s offering of its common stock which was terminated in July 2016, the Company was obligated to reimburse the Advisor or its affiliates for organizational and offering expenses paid by the Advisor on behalf of the Company. The Company reimburses the Advisor for organizational and offering expenses up to 3.0% of gross offering proceeds. As of March 31, 2019, the Advisor had incurred organizational and offering expenses of $2,796,198, which amount was less than the 3.0% of the gross offering proceeds received by the Company as of March 31, 2019 and, therefore, the Company has reimbursed the Advisor for all of these organization and offering expenses.
Through March 31, 2019 and December 31, 2018, the Company has reimbursed the Advisor $2,796,198 for organizational and offering expenses. The Company’s maximum liability for organizational and offering costs through March 31, 2019 and December 31, 2018 was $2,796,198 for both periods.
Acquisition Fees
The Company pays the Advisor an acquisition fee in an amount equal to 2.0% of Company’s contract purchase price of its properties. The total of all acquisition fees and acquisition costs must be reasonable and not exceed 6.0% of the contract price of the properties. However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in an acquisition transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. The Company expects to pay a $20,000 acquisition fee in connection with the purchase of the 29.86% tenant-in-common interest in the Chevron property described in Note 5.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Asset Management Fee
The Company pays the Advisor as compensation for the advisory services rendered, a monthly fee in an amount equal to 0.05% of the Company’s Average Invested Assets, as defined (the "Asset Management Fee"), as of the end of the preceding month. The Asset Management Fee is payable monthly on the last business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine. See Note 11 for a discussion of the deferral of asset management fees in April 2019.
Financing Coordination Fee
Other than with respect to any mortgage or other financing related to a property that is concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company will pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. The Company expects to pay a $30,000 financing fee in connection with the $3,000,000 bridge loan described in Note 11.
Property Management Fees
If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent trust managers) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. See Note 11 for a discussion of the deferral of property management fees in April 2019.
Disposition Fees
For substantial assistance in connection with the sale of properties, the Company pays the Advisor or one of its affiliates 3.0% of the contract sales price, as defined, of each property sold; provided, however, that if, in connection with such disposition, commissions are paid to third parties unaffiliated with the Company’s Advisor or its affiliates, the disposition fees paid to its Advisor, its affiliates and unaffiliated third parties may not exceed the lesser of the competitive real estate commission or 6.0% of the contract sales price.
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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Operating Expense Reimbursement
Total operating expenses of the Company are limited to the greater of 2% of average invested assets or 25% of net income for the four most recently completed fiscal quarters (the "2%/25% Limitation"). If the Company exceeds the 2%/25% Limitation, the Advisor must reimburse the Company the amount by which the aggregate total operating expenses exceeds the limitation, or the Company must obtain a waiver from the Company’s conflicts committee, which is comprised of its independent trust managers. For purposes of determining the 2%/25% Limitation amount, "average invested assets" means the average monthly book value of the Company’s assets invested directly or indirectly in equity interests and loans secured by real estate during the 12-month period before deducting depreciation, reserves for bad debts or other non-cash reserves. "Total operating expenses" means all expenses paid or incurred by the Company, as determined by GAAP, that are in any way related to the Company’s operation including Asset Management Fees, but excluding (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, listing and registration of shares of the Company’s common stock; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based upon increases in net asset value ("NAV") per share; (f) acquisition fees and acquisition expenses (including expenses, relating to potential investments that the Company does not close); and (h) disposition fees on the sale of real property and other expenses connected with the acquisition, disposition and ownership of real estate interests or other property (other than disposition fees on the sale of assets other than real property), including the costs of insurance premiums, legal services, maintenance, repair and improvement of real property.
Operating expenses for the four fiscal quarters ended March 31, 2019 did not exceed the 2%/25% Limitation.
Related Party Investment in the Company
The investment in the Company by NNN REIT totaled 403,980 shares, or an approximate 4.80% ownership interest as of March 31, 2019 and December 31, 2018.
Loans from a Related Party
On April 24, 2019, the Company obtained a short-term loan from Mr. Wirta, the Company's Chairman of the Board and borrowed $200,000 at an interest rate of 10% as described in Note 11. This loan was repaid, along with accrued interest of $768 on May 8, 2019.
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
Tenant Improvements
Pursuant to lease agreements, the Company has an obligation to pay for an aggregate of $184,000 and $207,000 in tenant improvements as of March 31, 2019 and December 31, 2018, respectively, for one property. At March 31, 2019 and December 31, 2018, the Company had $462,140, respectively, of restricted cash held by a lender as of both balance sheet dates to fund tenant improvements for this property. Subsequent to March 31, 2019, restricted cash of $285,053 was released to the Company to reimburse costs paid for tenant improvements.

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
The SEC is conducting an investigation related to, among other things, the advertising and sale of securities by REITs affiliated with the Company in connection with the early stage of their stock offerings and compliance with broker-dealer regulations. The investigation is a non-public fact-finding inquiry. At this stage of the investigation, the SEC has not made an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company's affiliates have received and responded to subpoenas from the SEC including requests for various documents related to these affiliates, the Sponsor and these offerings. The SEC’s investigation is ongoing and the Company’s affiliates have cooperated and intend to continue to cooperate with the SEC in this matter. The Company's affiliates are presently in discussion with the SEC about potential outcomes resulting from the investigation.The Company is unable to predict whether the SEC will commence any legal actions or launch additional investigations, inquiries or other actions related thereto.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the unaudited condensed consolidated financial statements are issued.
Dividends
On April 23, 2019, the Company’s Board declared dividends based on daily record dates for the period January 1, 2019 through March 31, 2019 at a rate of $0.00208333 per share per day, or $1,576,388, on the outstanding shares of the Company’s common stock, which the Company paid in cash on April 24, 2019. During April 2019, in order to fund the increase in cash dividends resulting from the suspension of the Company's dividend reinvestment program, the Company's Advisor deferred $301,000 of asset management and property management fees (January to April 2019) and on April 24, 2019 the Company borrowed $200,000 at an interest rate of 10% from Mr. Wirta, the Company's Chairman of the Board. On May 14, 2019, following completion of the bridge loan financing described below, the Company paid the deferred fees owed to the Advisor and on May 8, 2019 repaid the loan from Mr. Wirta, along with accrued interest of $768.
Repurchase of Common Stock
Subsequent to March 31, 2019, the Company repurchased 77,455 shares of its common stock from shareholders who had requested redemptions prior to January 14, 2019, for $818,699 under its share repurchase program, which program has been suspended during the strategic alternatives review process described in Note 1.
Bridge Loan
On May 7, 2019, a special purpose subsidiary of the Company entered into a mortgage loan agreement secured by the Walgreens property and borrowed $3,000,000 to provide additional liquidity to the Company. The loan bears interest at a floating rate of 30-day LIBOR plus 500 basis points with a floor rate of 7.5% payable monthly in arrears. The loan includes yield maintenance provisions during the first six months and is required to be repaid on or before May 6, 2020 along with an exit fee equal to 15 days of interest on the principal balance being repaid, or approximately $9,375 at the current interest rate. The Company paid a $45,000 origination fee and a $30,000 brokerage fee to the lender and a third-party mortgage broker, respectively, both of which were paid from the loan proceeds along with the related legal, due diligence and closing costs. The Company expects to pay a $30,000 financing fee to the Advisor in connection with the $3,000,000 bridge loan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 27, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors," set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See "Forward-Looking Statements" above.
Management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates which are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We were formed in 2012 as an unincorporated real estate investment trust ("REIT"), under the laws of the State of California. We have invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. Although we are not limited as to the form our investments may take, our investments in real estate were generally made by acquiring fee title or interests in entities that own and operate real estate. We have made acquisitions of our real estate investments directly or indirectly through limited liability companies or limited partnerships.
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
Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an Advisory Agreement with BrixInvest, LLC (our "Advisor"), d/b/a Rich Uncles LLC, which manages our operations and manages our portfolio of core real estate properties and real estate related assets. Our Advisor is paid certain fees as set forth in Note 9 to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Through April 30, 2019, we had sold 9,469,901 shares of common stock, including 1,270,279 shares of common stock sold under our dividend reinvestment plan, for gross offering proceeds of $95,018,996.
We have invested primarily in single tenant income-producing corporate properties which are leased to creditworthy tenants under long-term net leases. We diversified our portfolio by geography, investment size, and investment risk with the goal of owning a portfolio of income-producing real estate investments that provides attractive and stable returns to our shareholders.
Our investment objectives and policies may be amended or changed at any time by our board of trust managers (our "Board"). Although we have no plans at this time to change any of our investment objectives, our Board may change any and all such investment objectives, including our focus on single tenant properties, if our Board believes such changes are in the best interest of our shareholders.
Our Advisor made recommendations on all investments to our Board. All proposed real estate investments must be approved by at least a majority of our Board subject to guidelines established by our Board which, if a proposed investment fits within such guidelines, specific Board approval would not be needed.
As of March 31, 2019, we owned 20 properties in three states consisting of retail, office and industrial properties. The net book value of these properties was $121,980,188 at March 31, 2019.

Potential Sale or Merger Transaction
Since commencement of the offering, we have intended to create a liquidity event for our shareholders no later than the 10th anniversary date of the Termination Date. Accordingly, on January 14, 2019, we announced that our Board has engaged Cushman & Wakefield as our real estate financial advisor to evaluate strategic alternatives which includes marketing our entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of our shareholders. We have also suspended the redemptions of common stock under our share repurchase program during the strategic alternatives review process and suspended our dividend reinvestment program in April 2019.
The portfolio marketing process includes a non-public competitive bidding that is being managed by Cushman & Wakefield over successive rounds that began in March 2019 and will continue during the second quarter of 2019. If an acceptable acquiror and price are identified, any portfolio sale or merger transaction would initially be subject to approval of our Board, including the independent trust managers who are serving as a special committee in connection with the strategic alternatives review, portfolio marketing and negotiation of any potential transaction. If the special committee and the Board approve a sale or merger transaction, such transaction would then be subject to the approval of our shareholders owning a majority of the outstanding common stock.
We do not intend to provide any updates pertaining to the bidding process and shareholders should not expect any announcement from us until such time that an outcome has been reached with respect to any potential offer for our real estate portfolio, except as required under applicable laws.
On March 19, 2019, NNN REIT announced that it intends to explore a potential acquisition of the Company or our real estate portfolio and that its board of directors has formed a special committee to evaluate the potential for a transaction with us. The members of the NNN REIT special committee have no affiliation with us or our Advisor. Our independent trust managers are not affiliated with NNN REIT, BRIX REIT, or any other BrixInvest affiliate.
Assuming an offer on acceptable price and terms results from this competitive bidding process, the special committee and the Board could announce and present a fully negotiated and approved sale or merger transaction for shareholder approval during the third quarter of 2019. If shareholder approval is then obtained, the sale or merger transaction would proceed in accordance with the negotiated terms. There can be no assurance that a sale or merger transaction will occur at all, or that any such transaction would conclude during 2019.
If the portfolio was liquidated at approximately $147,481,000, the total estimated value of real estate properties as of December 31, 2018, which was included in our most recently reported estimated NAV calculation, our Advisor would earn a disposition fee of approximately $4,424,000 and a subordinated participation fee of approximately $1,239,000.
The Company
We are a publicly registered, non-exchange traded company dedicated to providing shareholders with dependable quarterly dividends. We believe we are qualified and operate as a REIT, which requires us to annually distribute at least 90% of our taxable income (excluding net capital gains) in the form of dividends to our shareholders. Our quarterly dividends are supported by the cash flow generated from real estate we own under long-term, net lease agreements with local, regional, and national commercial tenants.
As of March 31, 2019, we owned a diversified portfolio of 20 properties as described below:

•
Ten properties are retail properties which represent 33% of the portfolio, four properties are office properties which represent 34% of the portfolio, and six properties are industrial properties which represent 33% of the portfolio (expressed as a percentage of base rental revenue);

•	Fully leased, with an occupancy rate of 100% based on square footage;

•	Leased to 20 different commercial tenants doing business in three separate property types;

•	Located in three states, primarily California;

•
With approximately 607,000 square feet of aggregate leasable space, of which approximately 177,000 square feet is retail property, approximately 184,000 square feet is office property, and approximately 246,000 square feet is industrial property;

•	With an average leasable space per property of approximately 30,000 square feet; and

•	With an outstanding debt balance of $59,360,813, net of deferred financing costs of $1,052,844.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2019, all 20 properties are single-tenant properties and were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.4 years based on square footage. The Walgreens Santa Maria, California property has a remaining lease term of 42.4 years as of March 31, 2019, provided the tenant does not exercise any of its eight early termination options.
Investment Strategy
Our investment strategy is to primarily own single-tenant retail, office, and industrial real estate leased to creditworthy tenants on long-term leases. Our ideal portfolio is comprised of a mix of office, industrial and retail property types, with greater than 50% of our real estate leased to investment grade tenants as determined by one of the big three credit rating agencies (Standard & Poor’s, Moody’s or Fitch Group). We assembled our real estate portfolio by seeking properties that have the following characteristics:

•	freestanding, and commercially zoned with a single tenant;

•
located in significant markets, which markets are identified and ranked based on several key demographic and real estate specific metrics such as population growth, income, unemployment, job growth, GDP growth, rent growth, and vacancy rates;

•	no more than 20% of the properties located outside of California;

•	located in strategic locations critical to generating revenue for the tenants that occupy them (i.e., the tenants need the properties in which they operate in order to conduct their businesses);

•	located within attractive demographic areas relative to the business of our tenants and are generally fungible and have good visibility and easy access to major thoroughfares;

•	with rental or lease payments that approximate or are lower than market rents; and

•	purchased with the simultaneous execution or assumption of long-term, net lease agreements, offering both current income and the potential for future rent increases.
See Note 1 to our unaudited condensed consolidated financial statements for further information on our business and organization.
Liquidity and Capital Resources
Liquidity
Our proceeds from shares sold have been our primary source of liquidity, primarily used for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding mortgage indebtedness; and (iv) stock repurchases. Going forward, our cash needs for real estate investments such as tenant improvements and capital expenditures will be funded primarily from asset sales or from debt proceeds. On May 7, 2019 one of our special purpose subsidiaries borrowed $3,000,000 under a new mortgage loan on the Walgreens property to provide us with additional liquidity (see Note 11 to our unaudited condensed consolidated financial statements).
At March 31, 2019, the outstanding principal balance of our mortgage notes payable was $60,413,657 (see Note 7 to our unaudited condensed consolidated financial statements regarding details of our outstanding indebtedness).
Capital Resources
Generally, our cash requirements for debt payments, capital expenditures, and other investments will be funded by borrowings from financial institutions and mortgage indebtedness on our properties, asset sales and to a lesser extent, by our internally generated funds. Our cash requirements for operating and interest expenses and dividend distributions will generally be funded by internally generated funds. Our cash requirements for repurchases of common stock have generally been funded by offering proceeds from our dividend reinvestment plan which is currently suspended. If available, future sources of capital include secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties, as well as undistributed funds from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows Summary
The following table summarizes our cash flows activities for the three months ended March 31, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$1,553,648	$1,566,444
Net cash used in investing activities	$(188,497)	$(11,280)
Net cash used in financing activities	$(1,718,939)	$(1,334,020)
Cash Flows from Operating Activities
For the three months ended March 31, 2019 and 2018, net cash provided by operating activities was $1,553,648 and $1,566,444, respectively.
The cash provided by operating activities during the three months ended March 31, 2019 reflects adjustments to our net loss of $131,679 for net non-cash charges of $1,380,196, primarily related to depreciation and amortization, unrealized loss on interest rate swap valuations and amortization of deferred financing costs, partially offset by amortization of below-market leases, and gain on disposal of real estate investment. Cash was also provided by a change in operating assets and liabilities of $305,131 during the three months ended March 31, 2019 due to increases in accounts payable, accrued and other liabilities, and decreases in tenant receivables and prepaid and other assets, offset in part by an increase in due to affiliates.
The cash provided by operating activities during the three months ended March 31, 2018 was due to our net income from operations of $118,064 and net non-cash charges of $1,111,624, primarily related to depreciation and amortization, partially offset by an unrealized gain on interest rate swap valuation, amortization of below-market leases and straight-line rents. In addition, a decrease in tenant receivables and an increase in accounts payable, accrued and other liabilities, partially offset by a decrease in due to affiliates contributed to the positive cash flows from operations for the three months ended March 31, 2018.
We expect that our cash flows from operating activities will reflect modest increases in the next 12 months as a result of contractual increases in rental revenues from our properties.
Cash Flows from Investing Activities
Net cash used in investing activities was $188,497 for the three months ended March 31, 2019, which reflected the additions to our existing real estate investment properties.
Net cash used in investing activities was $11,280 for the three months ended March 31, 2018, which reflects the additions to existing real estate investment properties. We had unpaid real estate investment additions of $215,461 as of March 31, 2018, which was paid in April 2018.
Cash Flows from Financing Activities
Net cash used in financing activities was $1,718,939 for the three months ended March 31, 2019 and consisted of the following:

•	$313,007 for repayments of mortgage notes payable;

•	$880,404 for repurchases of common stock; and

•	$525,528 for dividends paid to common shareholders.
Net cash used in financing activities was $1,334,020 for the three months ended March 31, 2018 and consisted of the following:

•	$309,384 for repayments of mortgage notes payable;

•	$612,106 for repurchases of common stock; and

•	$478,673 for dividends paid to common stock shareholders; partially offset by

•	$16,634 for reimbursement of deferred financing costs; and

•	$49,509 for reimbursement of offering costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
We owned 20 and 21 real estate properties at March 31, 2019 and 2018, respectively. We expect our rental income and tenant reimbursements to remain relatively flat to slightly higher in 2019 due to rental escalations. We expect our depreciation and amortization expense and asset management fees to affiliates to remain relatively flat due to stability in the portfolio and expect our interest expense to trend slightly lower in 2019 due to declining debt balances.
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
Rental Income
Rental income, including tenant reimbursements, was $3,288,644 and $3,231,218 for the three months ended March 31, 2019 and 2018, respectively. The slight increase of $57,426 or 1.8% quarter-over-quarter was primarily due to increase in tenant reimbursements resulting from higher common area maintenance reimbursement rates and increase in property taxes, offset in part by lower rental income due to the foreclosure and sale of the Antioch California property on March 13, 2019 and (2) lower lease payments negotiated by a tenant that went through a restructuring during the second quarter of 2018.
Expense Reimbursements/Fees to Affiliate
Asset management fees to affiliate were $291,779 and $285,535 for the three months ended March 31, 2019 and 2018, respectively. The asset management fees are equal to 0.6% per annum of our Average Invested Assets. The minor increase is due to an increase in Invested Assets from property improvements.
Subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements were $90,000 and $83,566 for the three months ended March 31, 2019 and 2018, respectively. The increase quarter-over-quarter was due to additional personnel and overhead costs allocated by our Advisor during the current year quarter, as well as our Advisor allocating a smaller portion of personnel costs than allowable in the prior year quarter.
General and Administrative
General and administrative expenses were $371,219 and $263,364 for the three months ended March 31, 2019 and 2018, respectively. The overall increase of $107,855 or 41.0% quarter-over-quarter primarily reflects higher professional fees incurred due to additional legal fees, and the cost of trust managers and officers’ insurance incurred in the current year quarter compared to the prior year quarter and the timing of fees for annual valuation (NAV) consultation.
Depreciation and Amortization
Depreciation and amortization expense was $1,442,060 and $1,448,244 for the three months ended March 31, 2019 and 2018, respectively. The decrease of $6,184 or 0.4% quarter-over-quarter was primarily due to the reduction in depreciation expense related to the Antioch, California property after the second quarter of 2018. Our second quarter 2018 impairment charge reduced our cost-basis for depreciating such property (see Note 6 of our unaudited condensed consolidated financial statements for additional information). The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense was $863,173 and $484,873 for the three months ended March 31, 2019 and 2018, respectively. The increase of $378,300 or 78.0% quarter-over-quarter was primarily due to a loss on interest rate swap valuations of $95,714 in the first quarter of 2019 compared to a gain of $(229,106) in the first quarter of 2018. Interest expense also increased by $54,277 primarily due to penalty interest charged on the Antioch, California property which was in default until its foreclosure sale in March 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Expenses
Property expenses were $565,865 and $631,138 for the three months ended March 31, 2019 and 2018, respectively. The decrease of $65,273 or 10.3% quarter-over quarter was primarily due to the provision for doubtful accounts in the prior year quarter, none of which were incurred in the current year quarter. In addition, repairs and maintenance, utilities and insurance decreased during the current year quarter.
Property management fees to affiliate were $25,601 and $24,389 for the three months ended March 31, 2019 and 2018, respectively.
Gain on disposal of real estate investment property
The gain on sale of real estate investment property of $113,773 was due to the higher mortgage loan balance and related interest payable of the Antioch, California property compared to its net book value when it was relinquished in a foreclosure sale on March 13, 2019.
Organizational and Offering Costs
Our organizational and offering costs were paid by our Advisor on our behalf. Offering costs included all expenses incurred in connection with the offering. Other organizational and offering costs include all expenses incurred in connection with our formation, including, but not limited to legal fees, federal and state filing fees, and other costs to incorporate.
We were obligated to reimburse our Advisor for organizational and offering costs related to the offering paid by them on our behalf provided such reimbursement would not exceed 3.0% of gross offering proceeds raised in the offering as of the date of the reimbursement.
As of March 31, 2019, we had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Advisor. As a result, these organizational and offering costs related to the offering are not recorded in our condensed consolidated financial statements as of March 31, 2019 other than to the extent of 3% of the gross offering proceeds. Through March 31, 2019, our Advisor had incurred organizational and offering costs on our behalf in connection with our offering of $2,796,198. Through March 31, 2019, we had recorded and paid $2,796,198 of organizational and offering costs, which was our maximum liability.
Dividends
Dividends declared, dividends paid, and cash flow provided by operations were as follows:

	Dividends Declared	Dividends Declared Per Share	Dividends Paid		Cash Flows Provided By Operating Activities (1)
Period (2)			Cash	Reinvested
First Quarter 2018	$1,566,934	$0.1875	$478,674	$1,088,260	$1,566,444
Second Quarter 2018	1,574,919	0.1875	534,554	1,040,365	907,398
Third Quarter 2018	1,573,763	0.1875	512,184	1,061,579	1,462,661
Fourth Quarter 2018	1,568,050	0.1875	502,769	1,065,281	1,357,088
2018 Totals	$6,283,666	$0.7500	$2,028,181	$4,255,485	$5,293,591

First Quarter 2019	$1,576,388	$0.1875	$1,576,388	$—	$1,553,648

(1)
Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the dividend period rather than the quarter for which dividends were declared. Proceeds from property sales may also be used to fund dividends.

(2)
Dividends are paid on a quarterly basis. In general, dividends for record dates as of the end of a given quarter are paid on or about the 25th of the first month following the quarter-end. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend Period	Rate Per Share Per Day	Declaration Date	Payment Date
January 1 - March 31, 2018	$0.00208333	April 24, 2018	April 25, 2018
April 1 - June 30, 2018	$0.00206044	July 23, 2018	July 25, 2018
July 1 - September 30, 2018	$0.00203804	October 25, 2018	October 25, 2018
October 1 - December 31, 2018	$0.00203804	January 22, 2018	January 25, 2018
January 1 - March 31, 2019	$0.00208333	April 23, 2019	April 25, 2019

Going forward, we expect our Board to continue to declare cash dividends based on daily record dates and to pay these dividends on a quarterly basis, and to continue to declare dividends based on a single declaration date after the end of the quarter. Cash dividends will be determined by our Board based on our financial condition and such other factors as our Board deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends to our shareholders other than as necessary to meet REIT qualification requirements.
To date, the sources of cash used to pay our shareholder dividends have been primarily from net rental income received and property sales. During April 2019, in order to fund the increase in cash dividends which resulted from suspension of our dividend reinvestment program, our Advisor deferred $301,000 of asset management and property management fees and on April 24, 2019 we borrowed $200,000 from Mr. Wirta, our Chairman of the Board, as further described in Note 11 to our unaudited condensed consolidated financial statements.
Properties
Portfolio Information
Our real estate investments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Number of properties:
Retail (1)	10	11
Office	4	4
Industrial	6	6
Total	20	21

Leasable square feet:
Retail	177,380	184,388
Office	183,752	183,752
Industrial	246,259	246,259
Total	607,391	614,399

(1)
The Antioch, California property with an area of 7,008 square feet was relinquished in a foreclosure sale on March 13, 2019 (see Note 6 to our unaudited condensed consolidated financial statements for more details).

As of March 31, 2019, we owned 20 properties in three states as follows: (i) 17 in California, (ii) two in Texas and (iii) one in Georgia. We were in the offering state of our life cycle through July 20, 2016. Acquisitions of all assets owned had been completed through June 2017. We have fully invested the offering proceeds (see Note 4 of our unaudited condensed consolidated financial statements).
Recent Market Conditions
Currently, both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into the U.S. real estate markets, which resulted in an increase in real estate values in certain markets, the uncertainty regarding the economic and political environment has made many businesses reluctant to make long-term commitments or changes in their business plans.
We relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity, or we may not be able to refinance these obligations at terms as favorable as the terms of our initial indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our initial indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. As financial market conditions have generally stabilized and remain in a mature economic cycle, material risks are still

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

present, including but not limited to a potentially rising interest rate environment. Market conditions can change quickly, which could negatively impact the value of our assets.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2018 audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 27, 2019. Other than the new standard for lease accounting as covered by Accounting Standards Updates 2016-12, 2018-11 and 2018-20 (see Note 2 to our unaudited condensed consolidated financial statements for more details), there have been no other significant changes to our accounting policies during the three months ended March 31, 2019.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our unaudited condensed consolidated financial statements for details of commitment and contingencies).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Related-Party Transactions and Agreements
We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Notes 9 and 11 to our unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, filed with the SEC on March 27, 2019 for additional details of the various related-party transactions and agreements).
Subsequent Events
See Note 11 to our unaudited condensed consolidated financial statements for significant events that occurred subsequent to March 31, 2019 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for further explanation.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of March 31, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended March 31, 2019 that have materially affected or are reasonably likely to affect our internal control over financial reporting.
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
PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The information disclosed under Legal Matters in Note 10 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under "Risk Factors" in Item 1A of our December 31, 2018 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 27, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2019, we did not sell or issue equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act”), other than the 99,155 shares that were sold to our existing shareholders under the Plan and in April 2019, the 3,548 shares that were issued to our independent trust managers as part of the trust managers’ compensation plan and an additional 3,548 shares were issued to our independent trust managers for their service on the special committee that is evaluating strategic alternatives for us.
Use of Proceeds from Registered Securities
We commenced the offering of our stock to California investors only on March 7, 2012 and terminated the Offering on July 20, 2016, except for continuing share sales through the Plan. Through March 31, 2019, we had sold 9,469,901 shares of common stock in the offering for gross proceeds of $95,018,996, including 1,270,279 shares of common stock under the Plan for gross offering proceeds of $13,022,784 (see Note 9 to our unaudited condensed consolidated financial statements for information regarding certain reimbursements paid to our Advisor).
Net proceeds available for investment after the payment of the costs described above were approximately $92,222,798. A portion of these proceeds, along with proceeds from debt financings, were used to make approximately $141,008,291 of investments in real estate, including the purchase price of our investments, acquisition fees and expenses, and costs of leveraging each real estate investment. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Dividends for a description of the sources that have been used to fund our dividend distributions.
Issuer Redemptions of Equity Securities
The following table summarizes our repurchase activity under our share repurchase program for our common stock for the three months ended March 31, 2019.

	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Dollar Value of Shares Repurchased Under the Program
First quarter 2019 (quarterly redemption) (*)	77,455	$10.57	$818,699

*
We suspended the share repurchase program during our strategic alternatives process related to the potential sale or merger transaction announced on January 14, 2019. As a result, the first quarter repurchases pertain to shareholders repurchase requests for the period December 16, 2018 to January 14, 2019, the last day that redemptions could be requested.

We determine our NAV and NAV per share annually in January of each year as of December 31 of the prior year. On January 11, 2019, our Board, including a majority of the independent trust managers, approved and established an estimated per share NAV of our common stock of $10.57 per share which became effective on January 14, 2019. This was the second year that the Board has determined an estimated per share NAV of our common stock. We intend to publish an updated estimated per share NAV on at least an annual basis. More detail about the calculation of our NAV is set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading "Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Determination of Estimated Per Share Value."
Item 3. Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2019 that would require a response to this item.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
3.1	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.2	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.3	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABESL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Previously filed.
**	Filed herewith.
***
In accordance with Item 601 (b) (32) of Regulation S-K, this Exhibit is not deemed "filed" for purpose of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Rich Uncles Real Estate Investment Trust I

By:	/s/ AARON S. HALFACRE
Aaron S. Halfacre
Chief Executive Officer (principal executive officer)

By:	/s/ RAYMOND J. PACINI
Raymond J. Pacini
Chief Financial Officer (principal financial officer)
Date: May 14, 2019