Form 10-Q
period 2019-06-30
Rich Uncles Real Estate Investment Trust I
filed 2019-08-13
CIK 1672754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 31, 2019, there were 8,340,945 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
FORM 10-Q
JUNE 30, 2019

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•
We previously announced, in January 2019, that we commenced a review of strategic alternatives which includes the marketing of our entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of our shareholders. Numerous potential acquirors participated in a public multi-round bidding process directed by Cushman & Wakefield. The bidding process resulted in a short list of bidders submitting acquisition bids to a special committee of our independent trust managers (the "Special Committee"), for review, which bidders included RW Holdings NNN REIT, Inc. ("NNN REIT") an affiliated real estate investment trust that is sponsored by our advisor and sponsor, BrixInvest, LLC ("BrixInvest" and d/b/a Rich Uncles, LLC). Following a review of all bids, the Special Committee determined to commence an exclusive due diligence process with NNN REIT in order to determine whether a potential transaction might result.

Our and NNN REIT's advisors are continuing to evaluate a potential transaction and, although neither party has set a definitive timetable for completion of their respective due diligence, we currently expect that the due diligence process will be completed during the third quarter of 2019. If we are able to agree on price and other terms for a transaction, then the Special Committee and our full Board of Trust Managers would be in a position to announce and present a fully negotiated and approved sale or merger transaction for shareholder approval. If shareholder approval is obtained and other conditions to the transaction are satisfied, then the sale or merger transaction would proceed in accordance with its negotiated terms.
While we remain optimistic at this stage of the due diligence process, there can be no assurance that a sale or merger transaction will be successfully negotiated or will occur at any time, if at all, or that any such transaction would conclude during 2019. We do not intend to discuss or disclose further developments during the strategic review process unless and until our Special Committee and Board of Trust Managers approve a specific transaction, determine to discontinue the strategic alternatives review process or otherwise determines that further disclosure is appropriate.

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

•
We have only a limited prior operating history, and the prior performance of real estate investment programs sponsored by affiliates of our advisor and sponsor, BrixInvest, may not be an indication of our future results.

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

•
A significant portion of our business operations are conducted over the Internet, putting us at risk from cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, viruses, ransomware, and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats that could impact day-to-day operations. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful at preventing a cyber-attack. Cybersecurity incidents could compromise confidential information of our investors, tenants, employees, and vendors and cause system failures and disruptions of operations.

Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Real estate investments:
Land	$29,247,323	$29,691,680
Buildings and improvements	96,196,593	97,752,787
Tenant origination and absorption costs	12,033,433	12,701,634
Total investments in real estate property	137,477,349	140,146,101
Accumulated depreciation and amortization	(16,832,718)	(15,070,564)
Total investments in real estate property, net	120,644,631	125,075,537
Cash and cash equivalents	3,081,847	2,914,005
Restricted cash	177,087	462,140
Tenant receivables	1,711,239	1,707,835
Above-market lease intangibles, net	764,202	781,862
Interest rate swap derivative assets	74,519	404,267
Other assets	97,757	176,511
Total assets	$126,551,282	$131,522,157

Liabilities and Shareholders’ Equity
Mortgage notes payable, net	$62,033,836	$61,446,068
Accounts payable, accrued and other liabilities	1,431,446	1,419,222
Sales deposit liability (Note 5)	—	1,000,000
Share repurchases payable	—	880,404
Below-market lease intangibles, net	2,675,761	3,105,843
Due to affiliates (Note 9)	50,000	59,992
Interest rate swap derivative liabilities	54,418	—
Total liabilities	66,245,461	67,911,529

Commitments and contingencies (Note 10)

Redeemable common stock	—	163,572

Shareholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 8,337,161 and 8,390,776 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	83,372	83,908
Additional paid-in-capital	83,361,265	82,890,895
Cumulative distributions and net losses	(23,138,816)	(19,527,747)
Total shareholders’ equity	60,305,821	63,447,056
Total liabilities and shareholders’ equity	$126,551,282	$131,522,157
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental income	$3,277,710	$3,365,163	$6,566,354	$6,596,381

Expenses:
Fees to affiliates (Note 9)	307,445	299,945	599,224	585,480
General and administrative	229,598	266,896	600,817	530,260
Depreciation and amortization	1,444,354	1,409,093	2,886,414	2,857,337
Interest expense (Notes 7 and 8)	982,223	631,838	1,845,396	1,116,711
Property expenses	637,986	640,042	1,203,851	1,271,180
Impairment of real estate investment property (Note 4)	—	862,190	—	862,190
Total expenses	3,601,606	4,110,004	7,135,702	7,223,158

Other income:
Gain on disposal of real estate investment (Note 6)	—	—	113,773	—

Net loss	$(323,896)	$(744,841)	$(455,575)	$(626,777)

Net loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.05)	$(0.07)

Weighted-average number of common shares outstanding, basic and diluted	8,349,614	8,412,457	8,383,124	8,410,840

Dividends declared per common share	$0.1875	$0.1875	$0.3750	$0.3750

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Shareholders' Equity
Three Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in- Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, March 31, 2019	8,407,283	$84,073	$83,283,063	$(21,232,414)	$62,134,722
Stock compensation expense	7,332	73	77,427	—	77,500
Reclassifications from redeemable common stock	—	—	818,699	—	818,699
Repurchase of common stock	(77,454)	(774)	(817,924)	—	(818,698)
Dividends declared	—	—	—	(1,582,506)	(1,582,506)
Net loss	—	—	—	(323,896)	(323,896)
Balance, June 30, 2019	8,337,161	$83,372	$83,361,265	$(23,138,816)	$60,305,821

	Common Stock		Additional Paid-in-Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, March 31, 2018	8,409,920	$84,007	$82,306,460	$(13,796,354)	$68,594,113
Issuance of common stock	91,157	978	1,039,388	—	1,040,366
Stock compensation expense	4,049	66	45,862	—	45,928
Reclassifications from redeemable common stock	—	—	298,234	—	298,234
Repurchase of common stock	(109,887)	(1,099)	(1,170,306)	—	(1,171,405)
Dividends declared	—	—	—	(1,574,921)	(1,574,921)
Net loss	—	—	—	(744,841)	(744,841)
Balance, June 30, 2018	8,395,239	$83,952	$82,519,638	$(16,116,116)	$66,487,474
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Shareholders' Equity
Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in- Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, December 31, 2018	8,390,776	$83,908	$82,890,895	$(19,527,747)	$63,447,056
Issuance of common stock	99,097	991	1,046,469	—	1,047,460
Stock compensation expense	7,332	73	77,427	—	77,500
Reclassifications from redeemable common stock	—	—	1,043,976	—	1,043,976
Repurchase of common stock	(160,044)	(1,600)	(1,697,502)	—	(1,699,102)
Dividends declared	—	—	—	(3,155,494)	(3,155,494)
Net loss	—	—	—	(455,575)	(455,575)
Balance, June 30, 2019	8,337,161	$83,372	$83,361,265	$(23,138,816)	$60,305,821

	Common Stock		Additional Paid-in-Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, December 31, 2017	8,358,254	$83,583	$82,350,273	$(12,347,486)	$70,086,370
Issuance of common stock	199,983	1,999	2,126,626	—	2,128,625
Stock compensation expense	8,100	81	86,265	—	86,346
Reclassifications to redeemable common stock	—	—	(261,726)	—	(261,726)
Repurchase of common stock	(171,098)	(1,711)	(1,781,800)	—	(1,783,511)
Dividends declared	—	—	—	(3,141,853)	(3,141,853)
Net loss	—	—	—	(626,777)	(626,777)
Balance, June 30, 2018	8,395,239	$83,952	$82,519,638	$(16,116,116)	$66,487,474
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net loss	$(455,575)	$(626,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,886,414	2,857,337
Provision for doubtful accounts	—	51,940
Stock compensation expense	117,500	86,346
Amortization of deferred rents	(81,179)	(183,044)
Amortization of deferred financing costs	190,134	172,896
Amortization of above-market leases	17,660	17,660
Amortization of below-market leases	(430,082)	(430,082)
Impairment of real estate investment, net	—	862,190
Gain on disposal of real estate investment	(113,773)	—
Unrealized loss (gain) on interest rate swap valuation	384,166	(317,371)
Changes in operating assets and liabilities:
Decrease in tenant receivables	68,715	13
Decrease (increase) in other assets	78,754	(12,905)
Increase (decrease) in accounts payable, accrued and other liabilities	78,943	(96,364)
(Decrease) increase in due to affiliates	(9,992)	92,002
Net cash provided by operating activities	2,731,685	2,473,841

Cash Flows from Investing Activities:
Additions to existing real estate investments	(297,293)	(423,631)
Repayment of refundable sales deposit (Note 5)	(1,000,000)	—
Net cash used in investing activities	(1,297,293)	(423,631)

Cash Flows from Financing Activities:
Proceeds from mortgage note payable	3,000,000	—
Repayments of mortgage notes payable	(619,603)	(611,231)
Payment of deferred financing costs to third parties	(124,864)	—
Payment of offering costs to affiliates	—	(63,765)
Repurchase of common stock	(1,699,102)	(1,783,511)
Dividends paid to common shareholders	(2,108,034)	(1,013,228)
Net cash used in financing activities	(1,551,603)	(3,471,735)

Net decrease in cash, cash equivalents and restricted cash	(117,211)	(1,421,525)

Cash, cash equivalents and restricted cash, beginning of period	3,376,145	6,027,807
Cash, cash equivalents and restricted cash, end of period	$3,258,934	$4,606,282

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,432,501	$1,277,569

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassifications from (to) redeemable common stock	$1,043,976	$(261,726)
(Decrease) increase in share redemptions payable	$(1,043,976)	$794,314
Reinvested dividends from common shareholders	$1,047,460	$2,128,625
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
The Company holds its investments directly and/or through special purpose wholly-owned limited liability companies or other subsidiaries. As of December 31, 2018, the Company held a 70.14% interest in one property subject to a tenancy-in-common agreement. On May 9, 2019, the Company purchased the remaining 29.86% interest in this property, resulting in full 100% ownership as further described in Note 5.
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
The current term of the Advisory Agreement is scheduled to expire on May 10, 2020. The Advisory Agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and the Advisor. The Advisory Agreement is terminable by a majority of the Company’s independent trust managers or the Advisor on 60 days’ written notice with or without cause. Upon termination of the Advisory Agreement, the Advisor may be entitled to a termination fee. The Advisor also serves, directly or through an affiliate, as the advisor and sponsor for affiliated companies RW Holdings NNN REIT, Inc. ("NNN REIT") and BRIX REIT, Inc.
On January 11, 2019, the Company’s Board approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $10.57 (unaudited). Effective January 14, 2019, the purchase price per share of the Company’s common stock in the Company’s dividend reinvestment plan and share repurchase plan changed from $10.66 (unaudited) to $10.57 (unaudited).
Potential Sale or Merger Transaction
In January 2019, the Company commenced a review of strategic alternatives which includes marketing its entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of the Company's shareholders. Numerous potential acquirors participated in a public multi-round process that resulted in a short list of bidders, including NNN REIT, that submitted acquisition bids to a special committee of the Company's independent trust managers (the “Special Committee”) for review. Following a review of all bids, on June 21, 2019, the Company announced that it is engaged in an exclusive due diligence process with NNN REIT. Both parties and their advisors are continuing to evaluate a potential transaction and, although neither party has set a definitive timetable for completion of their respective due diligence, the Company currently expects that the due diligence process will be completed during the third quarter of 2019.
If the parties are able to agree on price and other terms for a transaction, then the Company would be in a position to announce and present a fully negotiated and approved sale or merger transaction for shareholder approval. If shareholder approval is obtained and other conditions to the transaction are satisfied, then the sale or merger transaction would proceed in accordance with its negotiated terms. While the Company remains optimistic at this stage of the process, there can be no assurance that a sale or merger transaction will occur at any time if at all, or that any such transaction would conclude during 2019.
The Company has also suspended the redemptions of common stock under its share repurchase program during the strategic alternatives review process and suspended its dividend reinvestment plan in April 2019. All subsequent dividend payments have been or will be paid in cash. The suspension of the dividend reinvestment plan will remain in place until such time

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

that a determination can be made by the Board pertaining to the ultimate resolution of the strategic alternatives process currently underway.
The amount of future distributions, and the declaration and payment thereof, and whether or not to reinstate the dividend reinvestment plan will be determined by the Board based on the Company’s financial condition and such other factors as the Board deems relevant. The Company’s operating performance and the timing and amount of future distributions is subject to risks and uncertainties as described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The Company does not intend to discuss or disclose further developments during the strategic alternatives review process unless and until the Special Committee and the Board approve a specific transaction, determine to discontinue the strategic alternatives review process or otherwise determine that further disclosure is appropriate.
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
Reclassifications
Certain prior period revenue account balances in the unaudited condensed consolidated statement of operations have been reclassified to conform with the current period presentation. The reclassifications had no impact on net income.
Per Share Data
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock equals basic earnings (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and six months ended June 30, 2019 and 2018.
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
When the Company concludes that the tenant is the owner of tenant improvements, rental income recognition begins when the tenant takes possession or controls the physical use of the leased property. Any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. In addition, when the Company concludes that the tenant is the owner of tenant improvements for accounting purposes, the Company records its contribution towards such improvements as a lease incentive, which is included in deferred leasing costs and acquisition-related intangible assets, net in the unaudited condensed consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the related lease.
Tenant Reimbursements
Tenant reimbursements, consisting of amounts due from tenants for common area maintenance, property taxes and other recoverable costs, are recognized in rental income in the period the recoverable costs are incurred. Tenant reimbursements are recorded on a gross basis when the Company pays the associated costs directly to third-party vendors and is reimbursed subsequently by the tenants.
Allowances for Tenant and Deferred Rent Receivables
The Company carries its tenant and deferred rent receivables net of allowances for amounts that may not be collected. Prior to the Company’s adoption of Topic 842 on January 1, 2019, the allowances are increased or decreased through provision for bad debts in the Company’s unaudited condensed consolidated statement of operations. Upon the adoption of Topic 842 on January 1, 2019, the determination of the adequacy of the Company's allowances for tenant and deferred rent receivables includes a binary assessment of whether the amounts due under a tenant’s lease agreement are probable of collection.

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
For tenant and deferred rent receivables deemed probable of collection, the Company may also record an allowance under other authoritative GAAP depending upon the Company’s evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company’s consolidated statements of operations. Based on the Company’s evaluation as of June 30, 2019 and December 31, 2018, the Company determined that its tenant and deferred rent receivables are probable of collection.
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
Lessor Accounting
As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company’s leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the three and six months ended June 30, 2019 in the Company’s unaudited condensed consolidated statements of operations. The Company also made conforming reclassifications for the prior year’s tenant reimbursements. For the three month periods ended June 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $548,246 and $626,198, respectively, and for the six month periods ended June 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $1,100,354 and $1,114,856, respectively.
Prior to the adoption of Topic 842, lessor costs for certain services directly reimbursed by tenants have already been presented by the Company on a gross basis in revenues and expenses.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are leases or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company will no longer capitalize internal

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

leasing costs and third-party legal leasing costs and will instead expense these costs as incurred. These expenses will be included in legal leasing costs under general and administrative expenses in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2019, the Company did not incur any indirect leasing costs which would have been capitalized prior to the adoption of Topic 842. The election of the package of practical expedients described above permits us to continue to account for our leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019.
Allowances for Tenant and Deferred Rent Receivables
Upon the adoption of Topic 842 on January 1, 2019, the Company’s determination of the adequacy of its allowances for tenant receivables includes a binary assessment of whether or not the amounts due under a tenant’s lease agreement are probable of collection. For such amounts that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For such amounts that are deemed not probable of collection, revenue is recorded as the lesser of (i) the amount which would be recognized on a straight-line basis or (ii) cash that has been received from the tenant, with any tenant and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in the collectability determination. In addition, for tenant and deferred rent receivables deemed probable of collection the Company also may record an allowance under other authoritative GAAP depending upon the Company’s evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company’s unaudited condensed consolidated statements of operations.
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
NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
Tenant receivables, net consisted of the following:

	June 30, 2019	December 31, 2018
Straight-line rent	$1,471,395	$1,399,276
Tenant rent	73,505	200,301
Unbilled tenant reimbursements	166,339	108,258
Total	$1,711,239	$1,707,835

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$239,452	$52,057
Accrued expenses	174,591	184,441
Accrued interest payable	220,713	288,437
Unearned rent	526,584	624,181
Tenant security deposits	270,106	270,106
Total	$1,431,446	$1,419,222
NOTE 4. REAL ESTATE INVESTMENTS
The following table provides summary information regarding the Company’s 20 real estate investments as of June 30, 2019:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, Net
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	$2,775,000	$—	$(159,896)	$2,615,104
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	2,500	(825,489)	2,927,011
Chevron Gas Station (Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	—	(362,352)	2,437,648
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,461	568,539	(599,264)	3,120,736
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(696,143)	4,625,444
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,285	(844,948)	6,786,783
PMI Preclinical	San Carlos, CA	12/9/2015	Industrial	8,920,000	—	(728,176)	8,191,824
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,496,993	541,729	(797,261)	4,241,461
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	2,998,232	456,645	(459,931)	2,994,946
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(2,929,577)	10,515,414
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,312,491	206,844	(299,099)	1,220,236
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(1,156,530)	4,149,470
Solar Turbines	San Diego, CA	7/21/2016	Office	5,738,978	389,718	(577,805)	5,550,891
Amec Foster	San Diego, CA	7/21/2016	Industrial	7,010,799	485,533	(726,276)	6,770,056
ITW Rippey	El Dorado, CA	8/18/2016	Industrial	6,299,982	407,316	(851,501)	5,855,797
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(79,732)	1,194,873
Gap	Rocklin, CA	12/1/2016	Office	7,220,909	677,192	(812,808)	7,085,293
L-3 Communications	San Diego, CA	12/23/2016	Industrial	11,084,072	961,107	(1,007,488)	11,037,691
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(2,655,703)	24,471,187
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(262,739)	4,852,766
				$125,443,916	$12,033,433	$(16,832,718)	$120,644,631
Current Year Acquisitions or Dispositions
There were no property acquisitions during the six months ended June 30, 2019 and 2018. See Note 5 regarding an increase in Chevron Gas Station in Roseville, CA ownership from 70.14% to 100%. See Note 6 regarding the March 13, 2019 foreclosure sale of a property previously held in Antioch, California.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Operating Leases
The Company’s real estate properties are primarily leased to tenants under triple-net or double-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring new reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
As of June 30, 2019, the aggregate future minimum contractual rental income due under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

July through December 2019	$5,107,968
2020	10,171,905
2021	9,183,103
2022	7,637,420
2023	5,865,531
2024	5,350,757
Thereafter	22,431,468
$65,748,152
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

Property and Location	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$661,605	20.2%	$717,183	21.3%
PreK San Antonio, San Antonio, TX	$409,216	12.5%	$453,426	13.5%

Property and Location	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$1,324,028	20.2%	$1,375,645	20.9%
PreK San Antonio, San Antonio, TX	$819,312	12.5%	$856,101	13.0%
Asset Concentration
The Company’s portfolio’s asset concentration (greater than 10% of total assets) as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
Sutter Health, Rancho Cordova, CA	$24,471,187	19.3%	$25,050,613	19.0%

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Intangibles
As of June 30, 2019, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$12,033,433	$872,408	$(5,296,683)
Accumulated amortization	(4,570,315)	(108,206)	2,620,922
Net amount	$7,463,118	$764,202	$(2,675,761)
Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
July through December 2019	$781,658	$17,660	$(430,082)
2020	1,563,082	35,320	(860,165)
2021	1,563,082	35,320	(667,541)
2022	832,144	35,320	(201,982)
2023	687,592	35,320	(113,651)
2024	479,057	35,320	(113,651)
Thereafter	1,556,503	569,942	(288,689)
Total	$7,463,118	$764,202	$(2,675,761)

Weighted average remaining amortization period	8.2 years	12.8 years	4.4 years
NOTE 5. SALE AND REPURCHASE OF INTEREST IN REAL ESTATE INVESTMENT PROPERTY
In March 2016, the Company entered into a tenancy-in-common agreement and sold an undivided 29.86% interest in the Chevron Gas Station located in Roseville, CA for $1,000,000. The purchaser had the right to require the Company to repurchase their interest in the property during the period from March 1, 2018 through March 1, 2019 for the same amount as the sale. Therefore, the sale did not qualify for sales recognition under ASC 360 for financial reporting purposes and the transaction was accounted for as a financing transaction. The proceeds received from the purchaser were recorded as a sales deposit liability and the payments to the purchaser for their share of the property’s operations were recorded as interest expense.
Following the purchaser's notice of exercise of the put option in the tenancy-in-common agreement on February 21, 2019, the Company and the owner of the 29.86% tenant-in-common interest in the property entered into a purchase and sale agreement whereby the Company agreed to acquire the 29.86% tenant-in-common interest in the property for $1,000,000 no later than May 9, 2019. The transaction was completed on May 9, 2019 and the Company now owns 100% of this Roseville, CA property.
The sales deposit liability of $1,000,000 was presented on the December 31, 2018 condensed consolidated balance sheet. The interest expense recorded as a result of this transaction was $4,584 and $13,751 and for the three months ended June 30, 2019 and 2018, respectively, and $18,334 and $27,501 for the six months ended June 30, 2019 and 2018, respectively (see Note 7).
NOTE 6. DISPOSAL OF REAL ESTATE INVESTMENT PROPERTY
The Company’s Antioch, California property which was previously leased primarily by Chase Bank until December 31, 2017, was relinquished in a foreclosure sale on March 13, 2019. As of the foreclosure date, the Antioch, California property had a net book value of $1,850,845 and a related mortgage loan balance of $1,964,618, including accrued interest and expected costs of foreclosure proceedings. During the first quarter of 2019, the Company recorded the difference of $113,773 between the net book value of the property foreclosed and the net carrying value of the mortgage loan as gain on disposal of real estate investment in other income in the Company's condensed consolidated statement of operations.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Company had previously determined that due to the decline in expected rental rates and difficulties re-leasing the 5,660 square feet of space at the Antioch, California property, it was necessary to record an impairment charge of $862,190 for the six months ended June 30, 2018. The impairment charge was less than 1% of the Company’s total investments in real estate property, based on the estimated fair value of the real estate, which approximated the then outstanding balance of the existing mortgage loan. Having not reached any agreement with the lender when the August 2018 mortgage payment came due, the Company’s special purpose subsidiary defaulted on the mortgage loan. The book value of the Antioch property after the impairment charge was less than 2.0% of the Company’s total investments in real estate property.
The loan in default was non-recourse to the Company (except for property taxes, insurance and the lender’s legal fees and other costs incurred prior to the date of foreclosure) and, while eight of the Company’s other special purpose property owner subsidiaries have mortgage loans with this lender, none of those loans are cross-collateralized with the Antioch property loan and the Company’s special purpose subsidiary’s default on that loan did not cross-default any of these other loans. The Company continued to accrue default interest and penalties, as well as property taxes, insurance and the lender’s legal fees and costs through the foreclosure process.
NOTE 7. DEBT
Mortgage Notes Payable
As of June 30, 2019 and December 31, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	2019 Principal Amount	2018 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Chase Bank and Great Clips	$—	$1,866,364	4.37%	4.37%	2/5/2019
Levins	2,102,856	2,125,703	One-month LIBOR + 1.93%	3.74%	1/5/2021
Island Pacific Supermarket	1,912,197	1,932,973	One-month LIBOR + 1.93%	3.74%	1/5/2021
Dollar General Bakersfield	2,351,341	2,378,106	One-month LIBOR + 1.48%	3.38%	3/5/2021
Rite Aid	3,702,311	3,744,915	One-month LIBOR + 1.50%	3.25%	5/5/2021
PMI Preclinical	4,166,461	4,213,887	One-month LIBOR + 1.48%	3.38%	3/5/2021
EcoThrift	2,671,368	2,703,239	One-month LIBOR + 1.21%	2.96%	7/5/2021
GSA (MSHA)	1,817,995	1,839,454	One-month LIBOR + 1.25%	3.00%	8/5/2021
PreK San Antonio	5,189,958	5,239,125	4.25%	4.25%	12/1/2021
Dinan Cars	2,738,007	2,764,937	One-month LIBOR + 2.27%	4.02%	1/5/2022
Solar Turbines, Amec Foster, ITW Rippey	9,541,914	9,648,214	3.35%	3.35%	11/1/2026
Dollar General Big Spring	616,434	621,737	4.69%	4.69%	3/13/2022
Gap	3,679,278	3,714,623	4.15%	4.15%	8/1/2023
L-3 Communications	5,332,692	5,380,085	4.50%	4.50%	4/1/2022
Sutter Health	14,284,249	14,419,666	4.50%	4.50%	3/9/2024
Walgreens	3,000,000	—	One-month LIBOR + 5.00%	7.50%	5/6/2020
Total mortgage notes payable	63,107,061	62,593,028
Less unamortized deferred financing costs	(1,073,225)	(1,146,960)
Mortgage notes payable, net	$62,033,836	$61,446,068

(1)
Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of June 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable) (see Note 8).

The Company’s independent trust managers and the board of trust managers have set the Company’s maximum leverage ratio at 50%. Factors considered in setting the leverage ratio include the moderate level of 50% leverage, current economic and market conditions, the relative cost of debt and equity capital, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. As of June 30, 2019, the Company's leverage ratio was approximately 46%.
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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

As discussed in Note 6, the Company relinquished the Chase Bank/Great Clips property in Antioch, California in a foreclosure sale on March 13, 2019 which discharged the related mortgage note payable including accrued interest. As of the foreclosure date, the Antioch, California property had a net book value of $1,850,845 and a related mortgage loan balance of $1,964,618, including accrued interest and expected costs of foreclosure proceedings. During the first quarter of 2019, the Company recorded the difference of $113,773 between the net book value of the property foreclosed and the net carrying value of the mortgage loan as gain on disposal of real estate investment in other income in the Company's unaudited condensed consolidated statement of operations.
The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

June 30, 2019			December 31, 2018
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$63,107,061	$62,033,836	$63,441,343	$62,593,028	$61,446,068	$61,283,165
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of June 30, 2019 and December 31, 2018 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
The following summarizes the future principal payments on the Company’s mortgage notes payable as of June 30, 2019:

July through December 2019	$617,576
2020	4,286,309
2021	23,878,879
2022	8,888,949
2023	3,966,951
2024	13,215,194
Thereafter	8,253,203
Total principal	63,107,061
Less deferred financing costs, net	(1,073,225)
Net principal	$62,033,836
Interest Expense
The following is a reconciliation of the components of interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mortgage notes payable:
Interest expense incurred	$678,386	$635,788	$1,346,444	$1,249,568
Amortization of deferred financing costs	104,483	86,448	190,134	172,896
Loss (gain) on interest rate swaps (1)	194,770	(104,149)	290,484	(333,254)
Sales deposit liability:
Interest expense (see Note 5)	4,584	13,751	18,334	27,501
Total interest expense	$982,223	$631,838	$1,845,396	$1,116,711

(1)
Includes unrealized loss (gain) on interest rate swaps of $240,719 and $(87,154) for the three months ended June 30, 2019 and 2018, respectively, and $384,166 and $(317,370) for the six months ended June 30, 2019 and 2018, respectively (see Note 8).

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(2)
Accrued interest receivable of $12,626 and $12,432 at June 30, 2019 and December 31, 2018, respectively, represents the unsettled portion of the interest rate swaps for the period from the most recent settlement date through respective balance sheet dates.

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
The notional amount of the Company's interest rate swap derivative instruments is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks. The following table summarizes the notional amount and other information related to the Company’s interest rate swap derivative instruments as of June 30, 2019 and December 31, 2018:

Derivative Instruments	June 30, 2019					December 31, 2018
	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$21,462,536	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	1.9 years	8	$21,703,214	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	2.4 years

(1)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,546,330 as of June 30, 2019.

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets:

Derivative Instrument		June 30, 2019		December 31, 2018
	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	5	$74,519	8	$404,267
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	3	$(54,418)	—	$—
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations. None of the Company’s derivatives at June 30, 2019 or December 31, 2018 were designated as hedging instruments, therefore the net unrealized loss (gain) recognized on interest rate swaps of $240,719 and $(87,154) for the three months ended June 30, 2019 and 2018, respectively, and $384,166 and $(317,370) for the six months ended June 30, 2019 and 2018, respectively, was recorded as a component of loss (gain) on interest rate swap (see Note 7).

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

NOTE 9. RELATED PARTY TRANSACTIONS
The costs incurred by the Company pursuant to the Advisory Agreement for the three and six months ended June 30, 2019 and 2018, as well as the related amounts payable or receivable as of June 30, 2019 and December 31, 2018 are included in the table below. The amounts payable or receivable are presented in the unaudited condensed consolidated balance sheets as "Due to affiliates" and "Due from affiliates."

	Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019	June 30, 2019		June 30, 2018	June 30, 2018	December 31, 2018
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees	$217,445	$419,224	$—	$20,000	$201,996	$403,965	$—	$—
Reimbursable operating expense	90,000	180,000	—	—	97,949	181,515	—	—
Fees to affiliates	307,445	599,224	—	—	299,945	585,480	—	—
Property management fees*	25,496	51,097	—	—	24,518	48,907	—	—
Trust managers and officers insurance and other reimbursements **	49,103	90,517	—	—	—	16,634	—	59,992
Reimbursable organizational and offering expenses	—	—	—	—	31,211	63,765	—	—
Capitalized:
Financing coordination fees	30,000	30,000	—	30,000	—	—	—	—
			$—	$50,000			$—	$59,992

*	Property management fees are included in "property expenses" in the accompanying unaudited condensed consolidated statements of operations.

**	Trust managers and officers insurance and other reimbursements are classified within general and administrative expenses in the unaudited condensed consolidated statements of operations.
Organizational and Offering Expenses
During the Company’s offering of its common stock which was terminated in July 2016 and for the dividend reinvestment plan which continued after the offering termination, the Company was obligated to reimburse the Advisor or its affiliates for organizational and offering expenses paid by the Advisor on behalf of the Company. The Company reimbursed the Advisor for organizational and offering expenses up to 3.0% of gross offering proceeds. As of December 31, 2018, the Advisor had incurred organizational and offering expenses of $2,796,198, which amount was less than the3.0% of the gross offering proceeds received by the Company as of December 31, 2018. Therefore, the Company has reimbursed the Advisor for all of these organization and offering expenses, representing the Company's maximum liability.
Acquisition Fees
The Company pays the Advisor an acquisition fee in an amount equal to 2.0% of Company’s contract purchase price of its properties. The total of all acquisition fees and acquisition costs must be reasonable and not exceed 6.0% of the contract price of the properties. However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in an acquisition transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. The Company accrued a $20,000 acquisition fee in connection with the repurchase of the 29.86% tenant-in-common interest in the Chevron property described in Note 5. Since this acquisition is a repurchase transaction, the Company recorded the related acquisition fee as an expense and is reflected in fees to affiliates in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2019.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Asset Management Fees
The Company pays the Advisor as compensation for the advisory services rendered, a monthly fee in an amount equal to 0.05% of the Company’s Average Invested Assets, as defined (the "Asset Management Fee"), as of the end of the preceding month. The Asset Management Fee is payable monthly on the last business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine. See "Loan from a Related Party" below for a discussion of the deferral of asset management fees in April 2019.
Financing Coordination Fees
Other than with respect to any mortgage or other financing related to a property that is concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company will pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. As of June 30, 2019, the Company accrued a $30,000 financing fee in connection with the $3,000,000 bridge loan as described in Note 7 and recorded a corresponding deferred financing cost which is presented in the unaudited condensed consolidated balance sheet as a reduction to mortgage notes payable.
Property Management Fees
If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent trust managers) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. See "Loan from a Related Party" below for a discussion of the deferral of property management fees in April 2019.
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
Operating expenses for the four fiscal quarters ended June 30, 2019 did not exceed the 2%/25% Limitation.
Related Party Investment in the Company
The investment in the Company by NNN REIT totaled 403,980 shares, or an approximate 4.8% ownership interest, as of June 30, 2019 and December 31, 2018.
Loan from a Related Party
On April 24, 2019, the Company obtained a $200,000 short-term loan from Mr. Wirta, the Company's Chairman of the Board, at an annual interest rate of 10%. This loan was repaid, along with accrued interest of $768 on May 8, 2019.
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
Tenant Improvements
Pursuant to lease agreements, the Company has an obligation to pay for an aggregate of $102,000 and $207,000 in tenant improvements as of June 30, 2019 and December 31, 2018, respectively, for one property. At June 30, 2019 and December 31, 2018, the Company had $177,087 and $462,140, respectively, of restricted cash held by a lender to fund tenant improvements for this property.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Legal and Regulatory Matters
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
The SEC is conducting an investigation related to, among other things, the advertising and sale of securities by REITs affiliated with the Company in connection with their stock offerings and compliance with broker-dealer regulations. The investigation is a non-public fact-finding inquiry. At this stage of the investigation, the SEC has not made an allegation of wrongdoing nor a finding that violations of law have occurred. In connection with the investigation, the Company's affiliates have received and responded to subpoenas from the SEC including requests for various documents related to these affiliates, the Sponsor and these offerings. The SEC’s investigation is ongoing and the Company’s affiliates have cooperated and intend to continue to cooperate with the SEC in this matter. The Company's affiliates are presently in discussion with the SEC about potential outcomes resulting from the investigation. The Company is unable to predict whether the SEC will commence any legal actions or launch additional investigations, inquiries or other actions related thereto.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the unaudited condensed consolidated financial statements are issued.
Dividends
On July 15, 2019, the Company’s Board declared dividends based on daily record dates for the period April 1, 2019 through June 30, 2019 at a rate of $0.00206044 per share per day, or $1,563,222, on the outstanding shares of the Company’s common stock, which the Company paid in cash on July 25, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 27, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See "Forward-Looking Statements" above.
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
Through July 31, 2019, we had sold 9,469,901 shares of common stock, including 1,270,279 shares of common stock sold under our dividend reinvestment plan, for gross offering proceeds of $95,018,996. No new shares were sold since the suspension on April 23, 2019 of the Company’s dividend reinvestment plan. As discussed below, all subsequent dividends payments will be paid in cash.
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

As of June 30, 2019, we owned 20 properties in three states consisting of retail, office and industrial properties. The net book value of these properties was $120,644,631 at June 30, 2019.
Potential Sale or Merger Transaction
In January 2019, we commenced a review of strategic alternatives which includes the public marketing of our entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of our shareholders. Numerous potential acquirors participated in a public multi-round process resulting in a short list of bidders, including NNN REIT, submitting bids to a special committee of our Board consisting of all of our independent trust managers (the “Special Committee”) for review. Following a review of those bids, on June 21, 2019, we announced that we are engaged in an exclusive due diligence process with NNN REIT. We, NNN REIT and our respective advisors are continuing to evaluate a potential transaction and although no definitive timetable has been set for completion of our respective due diligence, we currently expect that the due diligence process will be completed during the third quarter of 2019.
If we are able to agree on price and other terms for a transaction, then we would be in a position to announce and present a fully negotiated and approved sale or merger transaction for approval by our shareholders. If shareholder approval is obtained and other conditions to the transaction are satisfied, then the sale or merger transaction would proceed in accordance with its negotiated terms. While we remain optimistic at this stage of the process, there can be no assurance that a sale or merger transaction will occur at any time, if at all, or that any such transaction would conclude during 2019.
We have also suspended the redemptions of common stock under our share repurchase program during the strategic alternatives review process and suspended the dividend reinvestment plan in April 2019. All subsequent dividend payments have been or will be paid in cash. The suspension of the dividend reinvestment plan will remain in place until such time that a determination can be made by the Special Committee and the Board pertaining to a final resolution of the strategic alternatives process currently underway.
The amount of future distributions, and the declaration and payment thereof, and whether or not to reinstate the dividend reinvestment plan will be determined by the Board based on our financial condition and such other factors as the Board deems relevant. Our operating performance and the timing and amount of future distributions is subject to risks and uncertainties as described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
We do not intend to discuss or disclose further developments during the strategic review process unless and until the Board approves a specific transaction, determines to discontinue the strategic review process or otherwise determines that further disclosure is appropriate.
If our property portfolio was liquidated at approximately $147,481,000, the total estimated value of real estate properties as of December 31, 2018, which was included in our most recently reported estimated NAV calculation, our Advisor would earn a disposition fee of approximately $4,424,000 and a subordinated participation fee of approximately $1,239,000.
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
As of June 30, 2019, we owned a diversified portfolio of 20 properties as described below:

•
Ten properties are retail properties which represent 32% of the portfolio, four properties are office properties which represent 34% of the portfolio, and six properties are industrial properties which represent 34% of the portfolio (expressed as a percentage of base rental revenue);

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

•	With an average leasable space per property of approximately 30,000 square feet; and

•	With an outstanding debt balance of $62,033,836, net of deferred financing costs of $1,073,225.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2019, all 20 properties are single-tenant properties and were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 6.3 years based on square footage. The Walgreens Santa Maria, California property has a remaining lease term of 42.1 years as of June 30, 2019, provided the tenant does not exercise any of its eight early termination options.
Investment Strategy
Our investment strategy is to primarily own single-tenant office, industrial and retail real estate leased to creditworthy tenants on long-term leases. We expect that our portfolio of properties will contain a mix of properties that are leased to investment grade public companies, non-investment grade public companies, and non-public companies (or individuals). Some of the properties we intend to acquire will be leased to public companies.
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
Liquidity and Capital Resources
Liquidity
Our proceeds from shares sold have been our primary source of liquidity, primarily used for (i) property acquisitions; (ii) capital expenditures; (iii) payment of principal on our outstanding mortgage indebtedness; and (iv) stock repurchases. Going forward, our cash needs for real estate investments such as tenant improvements and capital expenditures will be funded primarily from asset sales or from debt proceeds. On May 7, 2019 one of our special purpose subsidiaries borrowed $3,000,000 under a new mortgage loan secured by the Walgreens property to provide us with additional liquidity (see Note 7 to our unaudited condensed consolidated financial statements).
At June 30, 2019, the outstanding principal balance of our mortgage notes payable was $63,107,061 (see Note 7 to our unaudited condensed consolidated financial statements regarding details of our outstanding indebtedness).

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
Cash Flows Summary
The following table summarizes our cash flows activities for the six months ended June 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$2,731,685	$2,473,841
Net cash used in investing activities	$(1,297,293)	$(423,631)
Net cash used in financing activities	$(1,551,603)	$(3,471,735)
Cash Flows from Operating Activities
For the six months ended June 30, 2019 and 2018, net cash provided by operating activities was $2,731,685 and $2,473,841, respectively.
The cash provided by operating activities during the six months ended June 30, 2019 reflects adjustments to our net loss of $455,575 for net non-cash charges of $2,970,840, primarily related to depreciation and amortization, unrealized loss on interest rate swap valuations, amortization of deferred financing costs and stock compensation expense, partially offset by amortization of below-market leases and gain on disposal of real estate investment. Cash was also provided by a change in operating assets and liabilities of $216,420 during the six months ended June 30, 2019 due to increases in accounts payable, accrued and other liabilities and decreases in tenant receivables and prepaid and other assets, offset in part by an increase in due to affiliates.
The cash provided by operating activities during the six months ended June 30, 2018 reflects adjustments to our net loss of $626,777 for net non-cash charges of $3,117,872, primarily related to depreciation and amortization, amortization of above-market lease intangibles, impairment of real estate investment property and stock compensation expense, partially offset by our amortization of below-market lease intangibles, unrealized gain on interest rate swap valuations and straight-line rents. In addition, our positive cash flows from operations was partially offset by a $17,254 use of working capital due to a decrease in accounts payable, accrued and other liabilities, partially offset by an increase in due to affiliates for the six months ended June 30, 2018.
We expect that our cash flows from operating activities will reflect flat to modest increases in the next 12 months as a result of contractual increases in rental revenues from our properties.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,297,293 for the six months ended June 30, 2019, and consisted of the following:

•	$297,293 of additions to existing real estate investment properties; and

•	$1,000,000 for repayment of refundable sales deposit in connection with acquisition of 29.86% interest in Chevron Roseville, CA property.
Net cash used in investing activities was $423,631 for the six months ended June 30, 2018 reflected the additions to existing real estate investment properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $1,551,603 for the six months ended June 30, 2019 and consisted of the following:

•	$619,603 for repayments of mortgage notes payable;

•	$124,864 for payments of deferred financing costs to third parties;

•	$1,699,102 for repurchases of common stock; and

•	$2,108,034 for dividends paid to common shareholders; partially offset by

•	$3,000,000 of proceeds from a mortgage notes payable.
Net cash used in financing activities was $3,471,735 for the six months ended June 30, 2018 and consisted of the following:

•	$611,231 for repayments of mortgage notes payable;

•	$1,783,511 for repurchases of common stock;

•	$1,013,228 for dividends paid to common stock shareholders; and

•	$63,765 for reimbursement of offering costs.
Results of Operations
We owned 20 and 21 real estate properties at June 30, 2019 and 2018, respectively. We expect our rental income and tenant reimbursements to remain relatively flat to slightly higher in 2019 due to rental escalations. We expect our depreciation and amortization expense and asset management fees to affiliates to remain relatively flat due to stability in the portfolio and expect our interest expense to trend slightly lower in 2019 due to declining debt balances.
Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
Rental Income
Rental income, including tenant reimbursements, was $3,277,710 and $3,365,163 for the three months ended June 30, 2019 and 2018, respectively. The decrease of $87,453 or 2.6% quarter-over-quarter was primarily due to the timing in the recognition of tenant reimbursements in prior year resulting in lower common area maintenance reimbursements, property taxes and insurance. Rental income was relatively flat quarter-over quarter.
Fees to Affiliates/Expense Reimbursements
Fees to affiliate, comprised of asset management fees and reimbursable operating expense, were $307,445 and $299,945 for the three months ended June 30, 2019 and 2018, respectively, an increase of $7,500 or 2.5%, quarter-over-quarter. Asset management fees included in the fees to affiliate were $217,445 and $201,996 for the three months ended June 30, 2019 and 2018, respectively. The decrease quarter-over-quarter was due to the foreclosure and sale of the Antioch, California property. The asset management fees are equal to 0.6% per annum of our Average Invested Assets. In addition, since the acquisition of the 29.86% tenant-in-common interest in the Chevron property described in Note 5 is a repurchase transaction, the Company recorded the related acquisition fee as an expense and was reflected in fees to affiliates in the current year quarter.
In addition, subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements were $90,000 and $97,949 for the three months ended June 30, 2019 and 2018, respectively. The decrease quarter-over-quarter was due to reduction in personnel and overhead costs allocated by our Advisor during the current year quarter.
General and Administrative
General and administrative expenses were $229,598 and $266,896 for the three months ended June 30, 2019 and 2018, respectively. The decrease of $37,298 or 14.0% quarter-over-quarter primarily reflects reduced advertising and marketing costs and professional fees related to reporting compliance, partially offset by an increase in cost of trust managers and officers’ insurance and statutory filing costs incurred in the current year quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and Amortization
Depreciation and amortization expense was $1,444,354 and $1,409,093 for the three months ended June 30, 2019 and 2018, respectively. The increase of $35,261 or 2.5% quarter-over-quarter was primarily due to the depreciation of additions to existing real estate investments, offset in part by the reduction in depreciation related to the foreclosure and sale of the Antioch, California property late in the first quarter of 2019. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense was $982,223 and $631,838 for the three months ended June 30, 2019 and 2018, respectively. The increase of $350,385 or 55.5% quarter-over-quarter was primarily due to a loss on interest rate swap valuations of $194,770 in the second quarter of 2019 compared to a gain of $(104,149) in the second quarter of 2018. Interest expense also increased by $51,466 primarily due to increase in interest rates quarter-over quarter, exclusive of the effect of the interest rate swap valuations, as well as additional interest and fees on the new loan secured by the Walgreen's property.
Property Expenses
Property expenses were $637,986 and $640,042 for the three months ended June 30, 2019 and 2018, respectively. The decrease of $2,056 or 0.3% quarter-over quarter was primarily due to the offsetting effects of increased maintenance expenses and reduced property tax during the current year quarter as compared with the prior year quarter.
Property management fees to affiliate were $25,496 and $24,518 for the three months ended June 30, 2019 and 2018, respectively, representing management by an affiliate of our Advisor of certain of our properties.
Impairment of Investment in Real Estate Property
The charge for impairment of investment in real estate property of $862,190 for the three months ended June 30, 2018 was related to the impairment of our property in Antioch, California due to the expiration of the lease term at December 31, 2017 and our subsequent difficulties encountered during the first half of 2018 in our efforts to re-lease the property at acceptable rent rates (see Note 6 to our condensed consolidated financial statements for impairment details and for details about our special purpose subsidiary’s declared default on the mortgage loan for this property).
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
Rental Income
Rental income, including tenant reimbursements, was $6,566,354 and $6,596,381 for the six months ended June 30, 2019 and 2018, respectively. The slight decrease of $30,027 or 0.5% period-over-period primarily reflects lower rental income from Great Clips due to the foreclosure and sale of the Antioch, California property on March 13, 2019 and lower lease payments negotiated by a tenant that went through a restructuring during the second quarter of 2018, offset in part by an slight increase in tenant reimbursements resulting from an increase in property taxes.
Fees to Affiliates/Expense Reimbursements
Fees to affiliate, comprised of asset management fees and reimbursable operating expense, were $599,224 and $585,480 for the six months ended June 30, 2019 and 2018, respectively, an increase of $13,744 or 2.3% period-over-period. Asset management fees included in fees to affiliate were $419,224 and $403,965 for the six months ended June 30, 2019 and 2018, respectively. Since the acquisition of the 29.86% tenant-in-common interest in the Chevron property described in Note 5 is a repurchase transaction, the Company recorded the related acquisition fee as an expense and was reflected in fees to affiliates in the current year period. The remaining decrease period-over-period was due to the foreclosure of the Antioch, California property. The asset management fees are equal to 0.6% per annum of our Average Invested Assets.
In addition, subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements were $180,000 and $181,515 for the six months ended June 30, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative
General and administrative expenses were $600,817 and $530,260 for the six months ended June 30, 2019 and 2018, respectively. The overall increase of $70,557 or 13.3% period-over-period primarily reflects higher cost of trust managers and officers’ insurance and higher stock compensation expense incurred in the current year period compared to the prior year period and the timing of costs for annual valuation (NAV) consultation, partially offset by lower professional fees primarily for legal, audit and advertising.
Depreciation and Amortization
Depreciation and amortization expense was $2,886,414 and $2,857,337 for the six months ended June 30, 2019 and 2018, respectively. The increase of $29,077 or 1.0% period-over-period was primarily due to the depreciation of additions to existing real estate investments, offset in part by the reduction in depreciation related to the foreclosure and sale of the Antioch, California property in the first quarter of 2019. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense was $1,845,396 and $1,116,711 for the six months ended June 30, 2019 and 2018, respectively. The increase of $728,685 or 65.3% period-over-period was primarily due to a loss on interest rate swap valuations of $290,484 in the first six months of 2019 compared to a gain of $(333,254) in the first six months of 2018. Interest expense also increased by $104,947 primarily due to the increase in interest rates period-over-period, exclusive of the of effect of the interest rate swap valuations, as well as additional interest and fees on the new loan secured by the Walgreen's property.
Property Expenses
Property expenses were $1,203,851 and $1,271,180 for the six months ended June 30, 2019 and 2018, respectively. The decrease of $67,329 or 5.3% period-over-period was primarily due to the provision for doubtful accounts in the prior year period, with no comparable amount in the current year period. In addition, the costs of utilities, property tax and insurance decreased during the current year period, partially offset by an increase in repairs and maintenance expenses.
Property management fees to affiliate were $51,097 and $48,907 for the six months ended June 30, 2019 and 2018, respectively.
Gain on disposal of real estate investment property
The gain on sale of real estate investment property of $113,773 for the six months ended June 30, 2019 was due to the higher mortgage loan balance and related interest payable of the Antioch, California property compared to its net book value when it was relinquished in a foreclosure sale on March 13, 2019.
Impairment of Investment in Real Estate Property
The impairment of investment in real estate property of $862,190 for the six months ended June 30, 2018 was related to the impairment of our property in Antioch, California due to the expiration of the lease term at December 31, 2017 and our subsequent difficulties encountered during the second quarter of 2018 in our efforts to re-lease the property at acceptable rent rates.
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
As of June 30, 2019, we had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Advisor. As a result, these organizational and offering costs related to the offering are not recorded in our condensed consolidated financial statements as of June 30, 2019 other than to the extent of 3.0% of the gross offering proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Through December 31, 2018, our Advisor had incurred organizational and offering costs on our behalf in connection with our offering of $2,796,198. Through December 31, 2018, we had recorded and paid $2,796,198 of organizational and offering costs, which was our maximum liability.
Dividends
Dividends declared, dividends paid in cash and/or reinvested, and cash flows provided by operations were as follows:

	Dividends Declared	Dividends Declared Per Share	Dividends Paid		Cash Flows Provided By Operating Activities (1)
Period (3)			Cash	Reinvested
First Quarter 2018	$1,566,934	$0.1875	$478,674	$1,088,260	$2,473,841
Second Quarter 2018	1,574,919	0.1875	534,554	1,040,365	907,398
Third Quarter 2018	1,573,763	0.1875	512,184	1,061,579	1,462,661
Fourth Quarter 2018	1,568,050	0.1875	502,769	1,065,281	1,357,088
2018 Totals	$6,283,666	$0.7500	$2,028,181	$4,255,485	$6,200,988

First Quarter 2019	$1,576,268	$0.1875	$525,529	$1,047,460	$1,553,648
Second Quarter 2019 (2)	1,579,226	0.1875	1,582,505	—	1,178,037
2019 Totals	$3,155,494	$0.3750	$2,108,034	$1,047,460	$2,731,685

(1)
Since dividends are declared after the end of a quarter, the cash flows provided by operating activities in this column are for the quarter of the dividend period rather than the quarter for which dividends were declared. Proceeds from property sales may also be used to fund dividends.

(2)
The Company suspended the dividend reinvestment plan in April 2019 during the strategic alternatives review process (see Note 1 for more discussion). All subsequent dividend payments will be paid in cash.

(3)
Dividends are paid on a quarterly basis. In general, dividends for record dates as of the end of a given quarter are paid on or about the 25th of the first month following the quarter-end. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Dividend Period	Rate Per Share Per Day	Declaration Date	Payment Date
January 1 - March 31, 2018	$0.00208333	April 24, 2018	April 25, 2018
April 1 - June 30, 2018	$0.00206044	July 23, 2018	July 25, 2018
July 1 - September 30, 2018	$0.00203804	October 25, 2018	October 25, 2018
October 1 - December 31, 2018	$0.00203804	January 22, 2019	January 25, 2018
January 1 - March 31, 2019	$0.00208333	April 23, 2019	April 25, 2019
April 1 2019 - June 30, 2019	$0.00206044	July 15, 2019	July 25, 2019

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
To date, the sources of cash used to pay our shareholder dividends have been primarily from net rental income received and property sales. During April 2019, in order to fund the increase in cash dividends which resulted from suspension of our dividend reinvestment program, our Advisor deferred $301,000 of asset management and property management fees and on April 24, 2019 we borrowed $200,000 from Mr. Wirta, our Chairman of the Board, as further described in Note 9 to our unaudited condensed consolidated financial statements. Following receipt of new loan proceeds from the bridge loan financing secured by the Walgreens property in May 2019, the Advisor's fees were paid and the loan from Mr. Wirta was repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Properties
Portfolio Information
Our real estate investments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Number of properties:
Retail (1)	10	11
Office	4	4
Industrial	6	6
Total	20	21

Leasable square feet:
Retail (1)	177,380	184,388
Office	183,752	183,752
Industrial	246,259	246,259
Total	607,391	614,399

(1)
The Antioch, California property with an area of 7,008 square feet was relinquished in a foreclosure sale on March 13, 2019 (see Note 6 to our unaudited condensed consolidated financial statements for more details).

As of June 30, 2019, we owned 20 properties in three states as follows: (i) 17 in California, (ii) two in Texas and (iii) one in Georgia. We were in the offering state of our life cycle through July 20, 2016. Acquisitions of all assets owned had been completed through June 2017. We have fully invested the offering proceeds (see Note 4 of our unaudited condensed consolidated financial statements).
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
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Lending activity is generally available; however, it remains uncertain whether the capital markets can sustain the current transaction levels. The inverted yield curve could be an indicator of a future recession. Potential declines in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have the following negative effects on us:

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2018 audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 27, 2019. There have been no significant changes to our accounting policies during the three months ended June 30, 2019.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions (see Note 10 to our unaudited condensed consolidated financial statements for details of commitment and contingencies).
Related-Party Transactions and Agreements
We have entered into an Advisory Agreement with our Advisor whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or our affiliates, such as acquisition fees and expenses, organization and offering costs, asset management fees, and reimbursement of certain operating costs (see Note 9 to our unaudited condensed consolidated financial statements and our Annual Report on Form 10-K, filed with the SEC on March 27, 2019 for additional details of the various related-party transactions and agreements). In addition, see disclosure under "Loans from a related party" included in Note 9 in our unaudited condensed consolidated financial statements included herein.
Subsequent Events
See Note 11 to our unaudited condensed consolidated financial statements for significant events that occurred subsequent to June 30, 2019 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for further explanation.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of June 30, 2019.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended June 30, 2019 that have materially affected or are reasonably likely to affect our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The information disclosed under "Legal Matters" in Note 10 to our unaudited condensed consolidated financial statements is incorporated herein by reference.
Item 1A. Risk Factors
We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A "Risk Factors" of our 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019.
The pendency of the strategic alternatives review and any resulting transaction could adversely affect our business and operations.
If the strategic alternatives review results in the announcement of a transaction and during the pendency of its completion, the operating covenants in any transaction agreement may restrict our ability to pursue certain strategic transactions, undertake certain significant capital projects or financing transactions and otherwise pursue actions that are outside of the ordinary course of business, even if such actions would prove beneficial.

Failure to agree upon a strategic transaction or complete one, if announced, could negatively affect us.
It is possible that the strategic alternatives review process will not result in us agreeing to enter into any transaction or that any agreed upon transaction may not be completed. If no transaction results or an announced transaction is not completed, we may be subject to a number of material risks, including the following:

•
our shareholders would not have had the opportunity to achieve any liquidity event and our Board would have to review other alternatives for liquidity, which may not occur in the near future or at all; and

•
we have incurred and expect to incur substantial costs and expenses payable by us that are related to the strategic alternatives review process and any resulting transaction, such as legal and financial advisor fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2019, we did not sell or issue equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act”). There were also no shares sold to our existing shareholders under the Plan. In April 2019, 7,332 shares were issued to our independent trust managers, 3,666 shares of which were issued as part of the trust managers’ compensation plan and the remaining shares were issued for services on the special committee that is evaluating strategic alternatives for us.
Use of Proceeds from Registered Securities
We commenced the offering of our stock to California investors only on March 7, 2012 and terminated the Offering on July 20, 2016, except for continuing share sales through the Plan. Through June 30, 2019, we had sold 9,469,901 shares of common stock in the offering for gross proceeds of $95,018,996, including 1,270,279 shares of common stock under the Plan for gross offering proceeds of $13,022,784 (see Note 9 to our unaudited condensed consolidated financial statements for information regarding certain reimbursements paid to our Advisor).
Net proceeds available for investment after the payment of the costs described above were approximately $92,222,798. A portion of these proceeds, along with proceeds from debt financings, were used to make approximately $141,008,291 of investments in real estate, including the purchase price of our investments, acquisition fees and expenses, and costs of leveraging each real estate investment. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Dividends" for a description of the sources that have been used to fund our dividend distributions.
Issuer Redemptions of Equity Securities

	Total Number of Shares Repurchased During the Quarter	Average Price Paid per Share	Dollar Value of Shares Repurchased Under the Program
First quarter 2019 (quarterly redemption) (*)	77,455	10.57	818,699
*    We suspended the share repurchase program during our strategic alternatives process related to the potential sale or merger transaction announced on January 14, 2019. As a result, the second quarter repurchases pertain to shareholder repurchase requests from December 16, 2019 through January 15, 2019.
Item 3. Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2019 that would require a response to this item.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Raymond J. Pacini
Chief Financial Officer (principal financial officer)
Date: August 12, 2019