Form 10-Q
period 2019-09-30
Rich Uncles Real Estate Investment Trust I
filed 2019-11-12
CIK 1672754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of October 31, 2019, there were 8,344,729 shares of common stock outstanding.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
FORM 10-Q
SEPTEMBER 30, 2019

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
Moreover, we operate in an evolving environment. New risks and uncertainties emerge from time-to-time and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual future results to be materially different from those expressed or implied by any forward-looking statements. The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from our forward-looking statements:

•	The pending merger transaction described in Note 1 to the condensed consolidated financial statements is subject to significant conditions precedent and the merger might not be completed.

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
Our forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in light of the risk factors identified above and the additional risks and uncertainties described in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, in the "Risk Factors" section of the Joint Proxy Statement included in our Schedule 14A filed with the SEC on October 22, 2019 and filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q, and Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Real estate property investments:
Land	$29,247,323	$29,691,680
Buildings and improvements	96,209,944	97,752,787
Tenant origination and absorption costs	12,033,433	12,701,634
Total investments in real estate property	137,490,700	140,146,101
Accumulated depreciation and amortization	(18,282,945)	(15,070,564)
Total investments in real estate property, net	119,207,755	125,075,537
Cash and cash equivalents	2,795,626	2,914,005
Restricted cash	92,684	462,140
Tenant receivables	1,794,809	1,707,835
Above-market lease intangibles, net	755,372	781,862
Interest rate swap derivative assets	31,420	404,267
Other assets	46,917	176,511
Total assets	$124,724,583	$131,522,157

Liabilities and Shareholders’ Equity
Mortgage notes payable, net	$61,840,703	$61,446,068
Accounts payable, accrued and other liabilities	2,258,560	1,419,222
Sales deposit liability (Note 5)	—	1,000,000
Share repurchases payable	—	880,404
Below-market lease intangibles, net	2,460,720	3,105,843
Due to affiliates (Note 9)	—	59,992
Interest rate swap derivative liabilities	65,857	—
Total liabilities	66,625,840	67,911,529

Commitments and contingencies (Note 10)

Redeemable common stock	—	163,572

Shareholders' Equity
Common stock, par value $0.01 per share, 10,000,000 shares authorized, 8,344,729 and 8,390,776 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	83,447	83,908
Additional paid-in-capital	83,441,189	82,890,895
Cumulative distributions and net losses	(25,425,893)	(19,527,747)
Total shareholders’ equity	58,098,743	63,447,056
Total liabilities and shareholders’ equity	$124,724,583	$131,522,157
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental income	$3,302,347	$3,293,384	$9,868,701	$9,889,765

Expenses:
Fees to affiliates (Note 9)	287,562	271,263	886,786	856,743
General and administrative	851,721	230,299	1,452,538	760,559
Depreciation and amortization	1,450,227	1,424,669	4,336,641	4,282,006
Interest expense (Notes 7 and 8)	828,987	714,138	2,674,383	1,830,849
Property expenses	607,706	631,985	1,811,557	1,903,165
Impairment of real estate investment property (Note 6)	—	—	—	862,190
Total expenses	4,026,203	3,272,354	11,161,905	10,495,512

Other income:
Gain on disposal of real estate investment (Note 6)	—	—	113,773	—

Net (loss) income	$(723,856)	$21,030	$(1,179,431)	$(605,747)

Net (loss) income per share, basic and diluted	$(0.09)	$0.00	$(0.14)	$(0.07)

Weighted-average number of common shares outstanding, basic and diluted	8,342,328	8,389,726	8,369,004	8,403,649

Dividends declared per common share	$0.1875	$0.1875	$0.5625	$0.5625

See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Shareholders' Equity
Three Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in- Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, June 30, 2019	8,337,161	$83,372	$83,361,265	$(23,138,816)	$60,305,821
Stock compensation expense	7,568	75	79,924	—	79,999
Dividends declared	—	—	—	(1,563,221)	(1,563,221)
Net loss	—	—	—	(723,856)	(723,856)
Balance, September 30, 2019	8,344,729	$83,447	$83,441,189	$(25,425,893)	$58,098,743

	Common Stock		Additional Paid-in-Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, June 30, 2018	8,395,239	$83,952	$82,519,638	$(16,116,116)	$66,487,474
Issuance of common stock	99,585	996	1,060,583	—	1,061,579
Stock compensation expense	4,800	48	51,120	—	51,168
Reclassifications from redeemable common stock	—	—	449,298	—	449,298
Repurchase of common stock	(131,935)	(1,319)	(1,405,101)	—	(1,406,420)
Dividends declared	—	—	—	(1,573,763)	(1,573,763)
Net income	—	—	—	21,030	21,030
Balance, September 30, 2018	8,367,689	$83,677	$82,675,538	$(17,668,849)	$65,090,366
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Shareholders' Equity
Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in- Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, December 31, 2018	8,390,776	$83,908	$82,890,895	$(19,527,747)	$63,447,056
Issuance of common stock	99,097	991	1,046,469	—	1,047,460
Stock compensation expense	14,900	148	157,352	—	157,500
Reclassifications from redeemable common stock	—	—	1,043,976	—	1,043,976
Repurchase of common stock	(160,044)	(1,600)	(1,697,503)	—	(1,699,103)
Dividends declared	—	—	—	(4,718,715)	(4,718,715)
Net loss	—	—	—	(1,179,431)	(1,179,431)
Balance, September 30, 2019	8,344,729	$83,447	$83,441,189	$(25,425,893)	$58,098,743

	Common Stock		Additional Paid-in-Capital	Cumulative Distributions and Net Losses	Total Shareholders' Equity
	Shares	Amounts
Balance, December 31, 2017	8,358,254	$83,583	$82,350,273	$(12,347,486)	$70,086,370
Issuance of common stock	299,568	2,995	3,187,209	—	3,190,204
Stock compensation expense	12,900	129	137,385	—	137,514
Reclassifications from redeemable common stock	—	—	187,572	—	187,572
Repurchase of common stock	(303,033)	(3,030)	(3,186,901)	—	(3,189,931)
Dividends declared	—	—	—	(4,715,616)	(4,715,616)
Net loss	—	—	—	(605,747)	(605,747)
Balance, September 30, 2018	8,367,689	$83,677	$82,675,538	$(17,668,849)	$65,090,366
See accompanying notes to condensed consolidated financial statements.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net loss	$(1,179,431)	$(605,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,336,641	4,282,006
Provision for doubtful accounts	—	64,944
Stock compensation expense	157,500	137,514
Amortization of deferred rents	(108,918)	(257,731)
Amortization of deferred financing costs	305,022	259,344
Amortization of above-market leases	26,490	26,490
Amortization of below-market leases	(645,123)	(645,123)
Impairment of real estate investment, net	—	862,190
Gain on disposal of real estate investment	(113,773)	—
Unrealized loss (gain) on interest rate swap valuation	438,704	(357,520)
Changes in operating assets and liabilities:
Decrease (increase) in tenant receivables	12,884	(61,808)
Decrease (increase) in other assets	129,594	(93,604)
Increase in accounts payable, accrued and other liabilities	946,057	281,114
(Decrease) increase in due to affiliates	(59,992)	44,434
Net cash provided by operating activities	4,245,655	3,936,503

Cash Flows from Investing Activities:
Additions to existing real estate investments	(310,644)	(423,631)
Repayment of refundable sales deposit	(1,000,000)	—
Net cash used in investing activities	(1,310,644)	(423,631)

Cash Flows from Financing Activities:
Proceeds from mortgage note payable	3,000,000	—
Repayments of mortgage notes payable	(927,624)	(901,298)
Payment of deferred financing costs to third parties	(94,864)	—
Payments of deferred financing costs to affiliates	(30,000)	—
Refundable loan deposit	—	(10,000)
Payment of offering costs to affiliates	—	(95,612)
Repurchase of common stock	(1,699,103)	(3,189,931)
Dividends paid to common shareholders	(3,671,255)	(1,525,412)
Net cash used in financing activities	(3,422,846)	(5,722,253)
Net decrease in cash, cash equivalents and restricted cash	(487,835)	(2,209,381)
Cash, cash equivalents and restricted cash, beginning of period	3,376,145	6,027,807
Cash, cash equivalents and restricted cash, end of period	$2,888,310	$3,818,426

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,123,202	$1,870,216

Supplemental Schedule of Noncash Investing and Financing Activities:
Reclassifications from redeemable common stock	$1,043,976	$187,572
(Decrease) increase in share redemptions payable	$(880,404)	$244,902
Reinvested dividends from common shareholders	$1,047,460	$3,190,204
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
Pending Merger Transaction
The following information summarizes certain of the more detailed information that appears in the Joint Proxy Statement and Prospectus dated October 22, 2019 (the “Joint Proxy Statement”) filed by the Company with the SEC on Schedule 14A on October 22, 2019 and as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
In January 2019, the Company announced that it had commenced a review of strategic alternatives to include the marketing of its entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of its shareholders. Numerous potential acquirors participated in a public multi-round bidding process directed by Cushman & Wakefield. The bidding process resulted in a short list of bidders submitting acquisition bids to a special committee of the Company's independent trust managers (the "Special Committee"), for review, which bidders included RW Holdings NNN REIT, Inc. ("NNN REIT") an affiliated real estate investment trust that is sponsored by the Company's Advisor. Following a review of all bids, the Special Committee commenced an exclusive due diligence process with NNN REIT in order to determine whether a potential transaction might result. NNN REIT currently owns 25 single tenant operating retail, office and industrial assets, one parcel of land, a 72.7% interest in an operating office asset and approximately 4.8% of the Company's shares.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

On September 20, 2019 the Company announced that it had entered into an agreement and plan of merger (the "Merger Agreement") pursuant to which a business combination would be effected by its merger with a subsidiary of NNN REIT (the "Merger") and the Company's existence would cease. The Merger is subject to certain closing conditions, including the approval of the Merger by both the Company's shareholders and NNN REIT’s stockholders, as discussed below. The Merger is expected to close as soon as practicable following the Company's special meeting of shareholders, which is scheduled to be held on December 17, 2019 (the "Special Meeting") and the satisfaction of the closing conditions. The combined company following the Merger will retain the name “RW Holdings NNN REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of the Company's common shares (the “REIT I Common Shares”) issued and outstanding immediately prior to the effective time of the Merger (other than REIT I Common Shares owned by NNN REIT or any wholly-owned subsidiary of NNN REIT) will be automatically canceled and retired, and converted into the right to receive one share of Class C common stock of NNN REIT (the “Class C Common Stock”), with any fractional REIT I Common Shares converted into a corresponding number of fractional shares of Class C Common Stock.
On October 22, 2019, the Company filed the Joint Proxy Statement on Schedule 14A with the U.S. Securities and Exchange Commission (the “SEC”) with NNN REIT relating to the Company's special meeting of shareholders to be held to vote on the Merger and a related amendment to the Company's Declaration of Trust (the "Amendment"). Shareholders of record on October 21, 2019 are eligible to vote on the proposal to approve the Merger and the Amendment.
The Company suspended the redemptions of common stock under its share repurchase program in January 2019 and suspended its dividend reinvestment plan in April 2019. Redemptions through December 15, 2018 were paid in January 2019 and redemptions through the January 2019 suspension were paid in April 2019. All subsequent dividend payments have been or will be paid in cash. The suspension of the dividend reinvestment plan will remain in place until such time that a determination can be made by the Board pertaining to the ultimate resolution of the pending Merger.
If the Merger is approved, the amount of future distributions, and the declaration and payment thereof, and whether or not to reinstate the dividend reinvestment plan will be determined by the board of directors of the post-Merger company (the "Combined Company" after consideration of the Combined Company’s financial condition and such other factors as the board of directors of the Combined Company deems relevant.
During the pendency of the Special Meeting, and thereafter if the Merger is not approved, the Company’s operating performance and the timing and amount of future distributions is subject to risks and uncertainties as described under “Risk Factors” Part II, Item 1A below, in the Joint Proxy Statement and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial statements and the rules and regulations of the SEC. Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Such unaudited condensed consolidated financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements included in the Company’s Form 10-K filed with the SEC on March 27, 2019.
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
Per Share Data
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share of common stock equals basic earnings (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three and nine months ended September 30, 2019 and 2018.
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
For tenant and deferred rent receivables deemed probable of collection, the Company may also record an allowance under other authoritative GAAP depending upon the Company’s evaluation of the individual receivables, specific credit enhancements, current economic conditions, and other relevant factors. Such allowances are recorded as increases or decreases through rental income in the Company’s consolidated statements of operations. Based on the Company’s evaluation as of September 30, 2019 and December 31, 2018, the Company determined that its tenant and deferred rent receivables are probable of collection.
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

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Lessor Accounting
As a lessor, the Company’s leases with tenants generally provide for the lease of real estate properties, as well as common area maintenance, property taxes and other recoverable costs. Under Topic 842, the lease of space is considered a lease component while the common area maintenance, property taxes and other recoverable costs billings are considered nonlease components, which fall under revenue recognition guidance in Topic 606. However, upon adopting the guidance in Topic 842, the Company determined that its tenant leases met the criteria to apply the practical expedient provided by ASU 2018-11 to recognize the lease and non-lease components together as one single component. This conclusion was based on the consideration that 1) the timing and pattern of transfer of the nonlease components and associated lease component are the same, and 2) the lease component, if accounted for separately, would be classified as an operating lease. As the lease of properties is the predominant component of the Company’s leasing arrangements, the Company accounted for all lease and nonlease components as one-single component under Topic 842. As a result, the adoption of Topic 842 did not have any impact on the Company’s timing or pattern of recognition of rental revenues as compared to previous guidance. To reflect recognition as one lease component, rental income and tenant reimbursements and other lease related property income that meet the requirements of the practical expedient provided by ASU 2018-11 have been combined under rental income subsequent to the adoption of Topic 842 for the three and nine months ended September 30, 2019 in the Company’s unaudited condensed consolidated statements of operations. The Company also made conforming reclassifications for the prior year’s tenant reimbursements. For the three month periods ended September 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $568,745 and $552,276, respectively, and for the nine month periods ended September 30, 2019 and 2018, tenant reimbursements included in rental income amounted to $1,669,100 and $1,667,132, respectively.
Prior to the adoption of Topic 842, lessor costs for certain services directly reimbursed by tenants have already been presented by the Company on a gross basis in revenues and expenses.
Leasing Costs
Upon adoption of Topic 842, the Company elected to apply the package of practical expedients provided and did not reassess the following as of January 1, 2019: 1) whether any expired or existing contracts are leases or contain leases; 2) the lease classification for any expired or existing leases; and 3) initial direct costs for any existing leases. Under Topic 842, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, beginning January 1, 2019, the Company will no longer capitalize internal leasing costs and third-party legal leasing costs and will instead expense these costs as incurred. These expenses will be included in legal leasing costs under general and administrative expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company did not incur any indirect leasing costs which would have been capitalized prior to the adoption of Topic 842. The election of the package of practical expedients described above permits us to continue to account for our leases that commenced before January 1, 2019 under the previously existing lease accounting guidance for the remainder of their lease terms, and to apply the new lease accounting guidance to leases commencing or modified after January 1, 2019.

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
NOTE 3. CONDENSED CONSOLIDATED BALANCE SHEETS DETAILS
Tenant Receivables
Tenant receivables, net consisted of the following:

	September 30, 2019	December 31, 2018
Straight-line rent	$1,499,134	$1,399,276
Tenant rent	92,050	200,301
Unbilled tenant reimbursements	203,625	108,258
Total	$1,794,809	$1,707,835

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Accounts Payable, Accrued and Other Liabilities
Accounts payable, accrued and other liabilities were comprised of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$45,611	$52,057
Accrued expenses (a)	1,237,146	184,441
Accrued interest payable	223,238	288,437
Unearned rent	482,459	624,181
Tenant security deposits	270,106	270,106
Total	$2,258,560	$1,419,222
(a) Accrued expenses as of September 30, 2019 include $674,832 for Merger expenses, including $500,000 paid to SunTrust Robinson Humphrey, Inc. (SunTrust") in October 2019 for the fairness opinion that they provided to the Special Committee in September 2019, along with SunTrust's legal fees and other expenses, plus legal fees for the Special Committee's legal counsel.
NOTE 4. REAL ESTATE PROPERTY INVESTMENTS
The following table provides summary information regarding the Company’s 20 real estate investments as of September 30, 2019:

Property	Location	Acquisition Date	Property Type	Land, Building and Improvements	Tenant Origination and Absorption Costs	Accumulated Depreciation and Amortization	Total Real Estate Investments, Net
Chevron Gas Station	San Jose, CA	5/29/2015	Retail	$2,775,000	$—	$(169,586)	$2,605,414
Levins	Sacramento, CA	8/19/2015	Industrial	3,750,000	2,500	(878,826)	2,873,674
Chevron Gas Station (Note 5)	Roseville, CA	9/30/2015	Retail	2,800,000	—	(386,243)	2,413,757
Island Pacific Supermarket	Elk Grove, CA	10/1/2015	Retail	3,151,461	568,539	(634,347)	3,085,653
Dollar General	Bakersfield, CA	11/11/2015	Retail	4,632,567	689,020	(744,153)	4,577,434
Rite Aid	Lake Elsinore, CA	12/7/2015	Retail	6,663,446	968,285	(904,592)	6,727,139
PMI Preclinical	San Carlos, CA	12/9/2015	Industrial	8,920,000	—	(779,577)	8,140,423
EcoThrift	Sacramento, CA	3/17/2016	Retail	4,496,993	541,729	(858,090)	4,180,632
GSA (MSHA)	Vacaville, CA	4/5/2016	Office	3,011,583	456,645	(495,084)	2,973,144
PreK San Antonio	San Antonio, TX	4/8/2016	Retail	11,851,540	1,593,451	(3,157,856)	10,287,135
Dollar Tree	Morrow, GA	4/22/2016	Retail	1,312,491	206,844	(322,782)	1,196,553
Dinan Cars	Morgan Hill, CA	6/21/2016	Industrial	4,651,845	654,155	(1,251,587)	4,054,413
Solar Turbines	San Diego, CA	7/21/2016	Office	5,738,978	389,718	(629,078)	5,499,618
Amec Foster	San Diego, CA	7/21/2016	Industrial	7,010,799	485,533	(796,376)	6,699,956
ITW Rippey	El Dorado, CA	8/18/2016	Industrial	6,299,982	407,316	(926,714)	5,780,584
Dollar General Big Spring	Big Spring, TX	11/4/2016	Retail	1,161,647	112,958	(87,326)	1,187,279
Gap	Rocklin, CA	12/1/2016	Office	7,220,909	677,192	(892,853)	7,005,248
L-3 Communications	San Diego, CA	12/23/2016	Industrial	11,084,072	961,107	(1,127,548)	10,917,631
Sutter Health	Rancho Cordova, CA	3/15/2017	Office	24,256,632	2,870,258	(2,945,416)	24,181,474
Walgreens	Santa Maria, CA	6/29/2017	Retail	4,667,322	448,183	(294,911)	4,820,594
				$125,457,267	$12,033,433	$(18,282,945)	$119,207,755
Current Year Acquisitions and Dispositions
There were no property acquisitions during the nine months ended September 30, 2019 and 2018. See Note 5 regarding an increase in Chevron Gas Station in Roseville, CA ownership from 70.14% to 100%. See Note 6 regarding the March 13, 2019 foreclosure sale of a property previously held in Antioch, California.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Operating Leases
The Company’s real estate properties are primarily leased to tenants under triple-net or double-net leases for which terms and expirations vary. The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by national recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
As of September 30, 2019, the aggregate future minimum contractual rental income due under the Company’s non-cancelable operating leases, excluding any renewal periods, are as follows:

October through December 2019	$2,511,047
2020	10,173,108
2021	9,184,307
2022	7,638,623
2023	5,866,735
2024	5,351,961
Thereafter	22,433,451
$63,159,232
Revenue Concentration
The Company’s revenue concentration based on tenants representing greater than 10% of total revenues for the three and nine months ended September 30, 2019 and 2018 was as follows:

Property and Location	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$659,936	20.2%	$663,998	20.2%
PreK San Antonio, San Antonio, TX	$400,359	12.2%	$386,681	11.7%

Property and Location	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Revenue	Percentage of Total Revenue	Revenue	Percentage of Total Revenue
Sutter Health, Rancho Cordova, CA	$1,983,965	20.2%	$2,039,643	20.6%
PreK San Antonio, San Antonio, TX	$1,219,672	12.5%	$1,242,782	12.6%
Asset Concentration
The Company’s portfolio’s asset concentration (greater than 10% of total assets) as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
Property and Location	Net Carrying Value	Percentage of Total Assets	Net Carrying Value	Percentage of Total Assets
Sutter Health, Rancho Cordova, CA	$24,181,474	19.4%	$25,050,613	19.0%

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Intangibles
As of September 30, 2019, the Company’s intangibles were as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$12,033,433	$872,408	$(5,296,683)
Accumulated amortization	(4,961,085)	(117,036)	2,835,963
Net amount	$7,072,348	$755,372	$(2,460,720)
Amortization of intangible assets over the next five years is expected to be as follows:

	Tenant Origination and Absorption Costs	Above-Market Lease Intangibles	Below-Market Lease Intangibles
October through December 2019	$391,005	$8,830	$(215,041)
2020	1,563,083	35,320	(860,165)
2021	1,563,083	35,320	(667,541)
2022	832,144	35,320	(201,982)
2023	687,474	35,320	(113,651)
2024	479,057	35,320	(113,651)
Thereafter	1,556,502	569,942	(288,689)
Total	$7,072,348	$755,372	$(2,460,720)

Weighted average remaining amortization period	8.1 years	12.4 years	4.2 years
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
The sales deposit liability of $1,000,000 was presented on the December 31, 2018 condensed consolidated balance sheet. The interest expense recorded as a result of this transaction was $0 and $13,751 for the three months ended September 30, 2019 and 2018, respectively, and $18,334 and $41,252 for the nine months ended September 30, 2019 and 2018, respectively (see Note 7).
NOTE 6. DISPOSAL OF REAL ESTATE INVESTMENT PROPERTY
The Company’s Antioch, California property, which was previously leased primarily by Chase Bank until December 31, 2017, was relinquished in a foreclosure sale on March 13, 2019. As of the foreclosure date, the Antioch, California property had a net book value of $1,850,845 and a related mortgage loan balance of $1,964,618, including accrued interest and expected costs of foreclosure proceedings. During the first quarter of 2019, the Company recorded the difference of $113,773 between the net book value of the property foreclosed and the net carrying value of the mortgage loan as gain on disposal of real estate investment in other income in the Company's condensed consolidated statement of operations.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The Company had previously determined that due to the decline in expected rental rates and difficulties re-leasing the 5,660 square feet of space at the Antioch, California property, it was necessary to record an impairment charge of $862,190 for the nine months ended September 30, 2018. The impairment charge was less than 1% of the Company’s total investments in real estate property, based on the estimated fair value of the real estate, which approximated the then outstanding balance of the existing mortgage loan. Having not reached any agreement with the lender when the August 2018 mortgage payment came due, the Company’s special purpose subsidiary defaulted on the mortgage loan. The book value of the Antioch property after the impairment charge was less than 2.0% of the Company’s total investments in real estate property.
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
NOTE 7. DEBT
Mortgage Notes Payable
As of September 30, 2019 and December 31, 2018, the Company’s mortgage notes payable consisted of the following:

Collateral	2019 Principal Amount	2018 Principal Amount	Contractual Interest Rate (1)	Effective Interest Rate (1)	Loan Maturity
Chase Bank and Great Clips	$—	$1,866,364	4.37%	4.37%	2/5/2019
Levins	2,091,487	2,125,703	One-month LIBOR + 1.81%	3.74%	1/5/2021
Island Pacific Supermarket	1,901,859	1,932,973	One-month LIBOR + 1.81%	3.74%	1/5/2021
Dollar General Bakersfield	2,338,007	2,378,106	One-month LIBOR + 1.90%	3.38%	3/5/2021
Rite Aid	3,681,078	3,744,915	One-month LIBOR + 1.75%	3.25%	5/5/2021
PMI Preclinical	4,142,833	4,213,887	One-month LIBOR + 1.90%	3.38%	3/5/2021
EcoThrift	2,655,472	2,703,239	One-month LIBOR + 1.75%	2.96%	7/5/2021
GSA (MSHA)	1,807,294	1,839,454	One-month LIBOR + 1.75%	3.00%	8/5/2021
PreK San Antonio	5,165,587	5,239,125	4.25%	4.25%	12/1/2021
Dinan Cars	2,724,641	2,764,937	One-month LIBOR + 1.75%	4.02%	1/5/2022
Solar Turbines, Amec Foster, ITW Rippey	9,488,970	9,648,214	3.35%	3.35%	11/1/2026
Dollar General Big Spring	613,653	621,737	4.69%	4.69%	3/13/2022
Gap	3,661,749	3,714,623	4.15%	4.15%	8/1/2023
L-3 Communications	5,309,254	5,380,085	4.50%	4.50%	4/1/2022
Sutter Health	14,217,156	14,419,666	4.50%	4.50%	3/9/2024
Walgreens	3,000,000	—	One-month LIBOR + 5.00%	7.50%	5/6/2020
Total mortgage notes payable	62,799,040	62,593,028
Less unamortized deferred financing costs	(958,337)	(1,146,960)
Mortgage notes payable, net	$61,840,703	$61,446,068

(1)
Contractual interest rate represents the interest rate in effect under the mortgage notes payable as of September 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate and the effect of the interest rate swap, if applicable) (see Note 8).

The Company’s independent trust managers and the board of trust managers have set the Company’s maximum leverage ratio at 50%. Factors considered in setting the leverage ratio include the moderate level of 50% leverage, current economic and market conditions, the relative cost of debt and equity capital, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. As of September 30, 2019, the Company's leverage ratio was approximately 46%.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The mortgage notes payable provide for monthly payments of principal and interest and have balloon payments that are due at loan maturity. Pursuant to the terms of the mortgage notes payable agreements, the Company is subject to certain financial loan covenants. The Company was in compliance with all terms and conditions of the mortgage loan agreements as of September 30, 2019 and December 31, 2018.
As discussed in Note 6, the Company relinquished the Chase Bank/Great Clips property in Antioch, California in a foreclosure sale on March 13, 2019 which discharged the related mortgage note payable including accrued interest. As of the foreclosure date, the Antioch, California property had a net book value of $1,850,845 and a related mortgage loan balance of $1,964,618, including accrued interest and expected costs of foreclosure proceedings. During the first nine months of 2019, the Company recorded the difference of $113,773 between the net book value of the property foreclosed and the net carrying value of the mortgage loan as gain on disposal of real estate investment in other income in the Company's unaudited condensed consolidated statement of operations.
The following were the face value, carrying amount and fair value of the Company’s mortgage notes payable (Level 3 measurement):

September 30, 2019			December 31, 2018
Face value	Carrying value	Fair value	Face Value	Carrying Value	Fair Value
$62,799,040	$61,840,703	$63,412,918	$62,593,028	$61,446,068	$61,283,165
Disclosures of the fair values of financial instruments are based on pertinent information available to the Company as of September 30, 2019 and December 31, 2018 and require a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
The following summarizes the future principal payments on the Company’s mortgage notes payable as of September 30, 2019:

October through December 2019	$305,282
2020	4,286,152
2021	23,878,718
2022	8,888,775
2023	3,967,628
2024	13,219,282
Thereafter	8,253,203
Total principal	62,799,040
Less deferred financing costs, net	(958,337)
Net principal	$61,840,703

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Interest Expense
The following is a reconciliation of the components of interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Mortgage notes payable:
Interest expense incurred	$693,774	$680,468	$2,040,218	$1,930,036
Amortization of deferred financing costs	114,888	86,448	305,022	259,344
Loss (gain) on interest rate swaps (1)	20,325	(66,529)	310,809	(399,783)
Sales deposit liability:
Interest expense (see Note 5)	—	13,751	18,334	41,252
Total interest expense	$828,987	$714,138	$2,674,383	$1,830,849

(1)
Includes unrealized loss (gain) on interest rate swaps of $54,538 and $(40,149) for the three months ended September 30, 2019 and 2018, respectively, and $438,704 and $(357,520) for the nine months ended September 30, 2019 and 2018, respectively (see Note 8). Accrued interest receivable, net of $6,959 and $12,432 at September 30, 2019 and December 31, 2018, respectively, represents the unsettled portion of the interest rate swaps for the period from the most recent settlement date through respective balance sheet dates.

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
The notional amount of the Company's interest rate swap derivative instruments is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks. The following table summarizes the notional amount and other information related to the Company’s interest rate swap derivative instruments as of September 30, 2019 and December 31, 2018:

Derivative Instruments	September 30, 2019					December 31, 2018
	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term	Number of Instru- ments	Notional Amount (1)	Reference Rate	Weighted Average Fixed pay rate	Weighted Average Remaining Term
Interest Rate Swap Derivatives	8	$21,342,671	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	1.6 years	8	$21,703,214	One-month LIBOR/Fixed at 1.21%-2.28%	3.42%	2.4 years

(1)
The notional amount of the Company’s swaps decreases each month to correspond to the outstanding principal balance on the related mortgage. The maximum notional amount is shown above. The minimum notional amount (outstanding principal balance at the maturity date) is $20,546,330 as of September 30, 2019.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

The following table sets forth the fair value of the Company’s derivative instruments (Level 2 measurement), as well as their classification in the unaudited condensed consolidated balance sheets:

Derivative Instrument		September 30, 2019		December 31, 2018
	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Interest Rate Swaps	Asset - Interest rate swap derivatives, at fair value	5	$31,420	8	$404,267
Interest Rate Swaps	Liability - Interest rate swap derivatives, at fair value	3	$(65,857)	—	$—
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations. None of the Company’s derivatives at September 30, 2019 or December 31, 2018 were designated as hedging instruments; therefore, the net unrealized loss (gain) recognized on interest rate swaps of $54,538 and $(40,149) for the three months ended September 30, 2019 and 2018, respectively, and $438,704 and $(357,520) for the nine months ended September 30, 2019 and 2018, respectively, was recorded as a component of loss (gain) on interest rate swap (see Note 7).
NOTE 9. RELATED PARTY TRANSACTIONS
The costs incurred by the Company pursuant to the Advisory Agreement for the three and nine months ended September 30, 2019 and 2018, as well as the related amount payable as of December 31, 2018, are included in the table below. The amount payable is presented in the unaudited condensed consolidated balance sheets as "Due to affiliates."

	Three Months Ended	Nine Months Ended			Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019	September 30, 2019		September 30, 2018	September 30, 2018	December 31, 2018
	Incurred	Incurred	Receivable	Payable	Incurred	Incurred	Receivable	Payable
Expensed:
Asset management fees	$197,562	$616,786	$—	$—	$203,763	$607,728	$—	$—
Reimbursable operating expense	90,000	270,000	—	—	67,500	249,015	—	—
Fees to affiliates	287,562	886,786	—	—	271,263	856,743	—	—
Property management fees*	25,571	76,668	—	—	25,763	74,670	—	—
Trust managers and officers insurance and other reimbursements **	39,269	129,785	—	—	18,413	67,079	—	59,992
Reimbursable organizational and offering expenses	—	—	—	—	31,847	95,612	—	—
Capitalized:
Financing coordination fees	—	30,000	—	—	—	—	—	—
			$—	$—			$—	$59,992

*	Property management fees are included in "property expenses" in the accompanying unaudited condensed consolidated statements of operations.

**	Trust managers and officers insurance and other reimbursements are classified within general and administrative expenses in the unaudited condensed consolidated statements of operations.

RICH UNCLES REAL ESTATE INVESTMENT TRUST I
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

Organizational and Offering Expenses
During the Company’s offering of its common stock, which was terminated in July 2016, and for the dividend reinvestment plan which continued after the offering termination, the Company was obligated to reimburse the Advisor or its affiliates for organizational and offering expenses paid by the Advisor on behalf of the Company. The Company reimbursed the Advisor for organizational and offering expenses up to 3.0% of gross offering proceeds. As of December 31, 2018, the Advisor had incurred organizational and offering expenses of $2,796,198, which amount was less than the 3.0% of the gross offering proceeds received by the Company as of December 31, 2018. Therefore, the Company has reimbursed the Advisor for all of these organization and offering expenses, representing the Company's maximum liability.
Acquisition Fees
The Company pays the Advisor an acquisition fee in an amount equal to 2.0% of Company’s contract purchase price of its properties. The total of all acquisition fees and acquisition costs must be reasonable and not exceed 6.0% of the contract price of the properties. However, a majority of the trust managers (including a majority of the independent trust managers) not otherwise interested in an acquisition transaction may approve fees in excess of these limits if they determine the transaction to be commercially competitive, fair and reasonable to the Company. The Company paid a $20,000 acquisition fee during the third quarter of 2019 in connection with the repurchase of the 29.86% tenant-in-common interest in the Chevron property described in Note 5. Since this acquisition is a repurchase transaction, the Company recorded the related acquisition fee as an expense and was reflected in fees to affiliates in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019.
Asset Management Fees
The Company pays the Advisor as compensation for the advisory services rendered, a monthly fee in an amount equal to 0.05% of the Company’s Average Invested Assets, as defined (the "Asset Management Fee"), as of the end of the preceding month. The Asset Management Fee is payable monthly on the last business day of such month. The Asset Management Fee, which must be reasonable in the determination of the Company’s independent trust managers at least annually, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the Asset Management Fee not paid as to any fiscal year shall be deferred without interest and may be paid in such other fiscal year as the Advisor shall determine. See "Loan from a Related Party" below for a discussion of the temporary deferral of asset management fees in April 2019.
Financing Coordination Fees
Other than with respect to any mortgage or other financing related to a property that is concurrent with its acquisition, if the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of the Company’s independent trust managers) in connection with the post-acquisition financing or refinancing of any debt that the Company obtains relative to a property, then the Company will pay to the Advisor or such affiliate a financing coordination fee equal to 1.0% of the amount of such financing. The Company paid a $30,000 financing fee during the third quarter of 2019 in connection with the $3,000,000 bridge loan (see Note 7) and recorded a corresponding deferred financing cost which was presented net of accumulated amortization in the unaudited condensed consolidated balance sheet as a reduction to mortgage notes payable as of September 30, 2019.
Property Management Fees
If the Advisor or any of its affiliates provides a substantial amount of the property management services (as determined by a majority of the Company’s independent trust managers) for the Company’s properties, then the Company pays the Advisor or such affiliate a property management fee equal to 1.5% of gross revenues from the properties managed. The Company also will reimburse the Advisor and any of its affiliates for property-level expenses that such person pays or incurs on behalf of the Company, including salaries, bonuses and benefits of persons employed by such person, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of such person. The Advisor or its affiliate may subcontract the performance of its property management duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. See "Loan from a Related Party" below for a discussion of the temporary deferral of property management fees in April 2019.

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
Operating expenses for the four fiscal quarters ended September 30, 2019 did not exceed the 2%/25% Limitation.
Related Party Investment in the Company
The investment in the Company by NNN REIT totaled 403,980 shares, or an approximate 4.8% ownership interest, as of September 30, 2019 and December 31, 2018.
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
Tenant Improvements
Pursuant to lease agreements, the Company has an obligation to pay for an aggregate of $63,000 and $207,000 in tenant improvements as of September 30, 2019 and December 31, 2018, respectively, for a certain property. At September 30, 2019 and December 31, 2018, the Company had $92,684 and $462,140, respectively, of restricted cash held by a lender to fund tenant improvements for this property.
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
Beginning in 2017, the SEC conducted an investigation of the Company's Advisor and REITs that are affiliated with the Advisor. Recently, the Company’s Advisor proposed a settlement of the investigation to the SEC and, on September 26, 2019, the SEC accepted the settlement and entered an order (the “Order”) instituting proceedings against the Advisor pursuant to Section 8A of the Securities Act and Section 21C of the Exchange Act. The Company is not a party to the settlement and understands that the staff of the enforcement division of the SEC did not recommend any action against the Company.
Under the settlement, the Advisor, without denying or admitting any substantive findings in the Order, consented to entry of the Order, finding violations by it of Section 5(b)(1) of the Securities Act and Section 15(a) of the Exchange Act. The Order does not find that the Sponsor violated any anti-fraud provisions of the federal securities laws or any other law and does not find any criminal violations or any scienter based violation involving the offer and sale of securities. Under the terms of the Order, the Advisor (i) agreed to cease-and-desist from committing or causing any future violations of Section 5(b) of the Securities Act and Section 15(a) of the Exchange Act, (ii) paid to the SEC a civil money penalty in the amount of $300,000, and (iii) agreed to undertake that any real estate investment trust which is or was formed, organized, or advised by it, including the Company, will not distribute securities except through a registered broker-dealer.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the unaudited condensed consolidated financial statements are issued.
Dividends
On October 14, 2019, the Company’s Board declared dividends based on daily record dates for the period July 1, 2019 through September 30, 2019 at a rate of $0.00203804 per share per day, or $1,564,219, on the outstanding shares of the Company’s common stock, which the Company paid in cash on October 25, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 27, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of the Joint Proxy Statement included in our Schedule 14A filed with the SEC on October 22, 2019 and filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
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
Through October 31, 2019, we had sold 9,483,599 shares of common stock, including 1,270,279 shares of common stock sold under our dividend reinvestment plan, for gross offering proceeds of $95,163,787. No new shares were sold since the suspension on April 23, 2019 of the Company’s dividend reinvestment plan. As discussed below, all subsequent dividends payments will be paid in cash.
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
As of September 30, 2019, we owned 20 single-tenant, net-leased properties in three states consisting of retail, office and industrial properties. The net book value of these properties was $119,207,755 at September 30, 2019.
Pending Merger Transaction
The following information summarizes certain of the more detailed information that appears in the Joint Proxy Statement and Prospectus dated October 22, 2019 (the “Joint Proxy Statement”) filed by the Company with the SEC on Schedule 14A on October 22, 2019 and as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
In January 2019, we commenced a review of strategic alternatives which included the public marketing of our entire 20-property real estate portfolio for disposition by sale, merger or other transaction structure, subject to the approval of our shareholders. Numerous potential acquirors participated in a public multi-round process resulting in a short list of bidders, including NNN REIT, submitting bids to a special committee of our Board consisting of all of our independent trust managers (the “Special Committee”) for review. Following a review of those bids, on June 21, 2019, we announced that we were engaged in an exclusive due diligence process with NNN REIT and on September 20, 2019, we announced that we had entered in to an Agreement and Plan of Merger (the "Merger Agreement") with NNN REIT. Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of NNN REIT (the “Merger”). At such time, our separate existence shall cease. The Merger is subject to certain closing conditions, including the approval of the Merger by both our shareholders and NNN REIT’s stockholders, as discussed below. The Merger is expected to close as soon as practicable following our shareholders' meeting, which is scheduled for December 17, 2019, and the satisfaction of the closing conditions. There can be no assurance that the Merger will close.
The combined company following the Merger (the “Combined Company”) will retain the name “RW Holdings NNN REIT, Inc.” The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of our common shares (the "Common Shares") issued and outstanding immediately prior to the effective time of the Merger (other than Common Shares owned by NNN REIT or any wholly-owned subsidiary of NNN REIT) will be automatically canceled and retired, and converted into the right to receive one share of Class C common stock of NNN REIT (the “Class C Common Stock”), with any fractional Common Shares converted into a corresponding number of fractional shares of Class C Common Stock.
On October 22, 2019, we filed the Joint Proxy Statement on Schedule 14A with the U.S. Securities and Exchange Commission (the “SEC”) with NNN REIT relating to our special meeting of shareholders to be held to vote on the Merger and the Merger Agreement, as well as other matters. Shareholders of record on October 21, 2019 are eligible to vote on the proposal to approve the Merger and an Amendment to our Declaration of Trust.
If shareholder approval is obtained and other conditions to the transaction are satisfied, then the Merger would proceed in accordance with its negotiated terms. While we remain optimistic at this stage of the process, there can be no assurance that the Merger will occur at any time, or at all, or that the Merger will conclude during 2019.
We also suspended the redemptions of common stock under our share repurchase program in January 2019 in connection with the strategic alternatives review process and suspended the dividend reinvestment plan in April 2019. All subsequent dividend payments have been or will be paid in cash. If the Merger is approved, the board of directors of the Combined Company will determine when it is in the best interest of the Combined Company to resume the share repurchase program and the dividend reinvestment plan.
If the Merger is approved, the amount of future distributions, and the declaration and payment thereof, and whether or not to reinstate the dividend reinvestment plan will be determined by the board of directors of the Combined Company based on the Combined Company's financial condition and such other factors as the board of directors of the Combined Company deems relevant. Our operating performance and the timing and amount of future distributions is subject to risks and uncertainties as described under “Risk Factors” in part II, Item 1A below, in the Joint Proxy Statement and in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
As of September 30, 2019, we owned a diversified portfolio of 20 properties as described below:

•
Ten properties are retail properties which represent 32% of the portfolio, four properties are office properties which represent 34% of the portfolio, and six properties are industrial properties which represent 34% of the portfolio (expressed as a percentage of base rental revenue);

•	Fully leased, with an occupancy rate of 100% based on square footage;

•	Leased to 20 different commercial tenants doing business in three separate property types, namely: retail, office and industrial;

•	Located in three states, primarily California;

•
With approximately 607,000 square feet of aggregate leasable space, of which approximately 177,000 square feet is retail property, approximately 184,000 square feet is office property, and approximately 246,000 square feet is industrial property;

•	With an average leasable space per property of approximately 30,000 square feet; and

•	With an outstanding debt balance of $61,840,703, net of deferred financing costs of $958,337.
As of September 30, 2019, all 20 properties are single-tenant properties and were leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 5.9 years based on square footage. The Walgreens Santa Maria, California property has a remaining lease term of 41.9 years as of September 30, 2019, provided the tenant does not exercise any of its eight early termination options. Reflecting termination options for the Walgreens lease, results in a weighted average remaining lease term of approximately 4.7 years.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Note 1 to our unaudited condensed consolidated financial statements for further information on our business and organization and Pending Merger Transaction above.
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
At September 30, 2019, the outstanding principal balance of our mortgage notes payable was $62,799,040 (see Note 7 to our unaudited condensed consolidated financial statements regarding details of our outstanding indebtedness).
Capital Resources
Generally, our cash requirements for debt payments, capital expenditures, and other investments will be funded by borrowings from financial institutions and mortgage indebtedness on our properties, asset sales and to a lesser extent, by our internally generated funds. Our cash requirements for operating and interest expenses and dividend distributions will generally be funded by internally generated funds. Our cash requirements for repurchases of common stock have generally been funded by offering proceeds from our dividend reinvestment plan which is currently suspended. If available, future sources of capital include secured or unsecured borrowings from banks or other lenders and proceeds from the sale of properties.
Cash Flows Summary
The following table summarizes our cash flows activities for the nine months ended September 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$4,245,655	$3,936,503
Net cash used in investing activities	$(1,310,644)	$(423,631)
Net cash used in financing activities	$(3,422,846)	$(5,722,253)
Cash Flows from Operating Activities
For the nine months ended September 30, 2019 and 2018, net cash provided by operating activities was $4,245,655 and $3,936,503, respectively.
The cash provided by operating activities during the nine months ended September 30, 2019 reflects adjustments to our net loss of $1,179,431 for net non-cash charges of $4,396,543, primarily related to depreciation and amortization, unrealized loss on interest rate swap valuations, amortization of deferred financing costs and stock compensation expense, partially offset by amortization of below-market leases, gain on disposal of real estate investment and amortization of deferred rents. Cash was also provided by a change in operating assets and liabilities of $1,028,543 during the nine months ended September 30, 2019 due to increases in accounts payable, accrued and other liabilities and decreases in tenant receivables and other assets, offset in part by a decrease in due to affiliates.
The cash provided by operating activities during the nine months ended September 30, 2018 reflects adjustments to our net loss of $605,747 for net non-cash charges of $4,372,114, primarily related to depreciation and amortization, impairment of real estate investment property, amortization of deferred financing costs, stock compensation expense, provision for doubtful accounts, and amortization of above-market lease intangibles, partially offset by amortization of below-market lease intangibles, unrealized gain on interest rate swap valuations and amortization of deferred rents. Cash was also provided by a change in operating assets and liabilities of $170,136 during the nine months ended September 30, 2018 due to increases in accounts payable, accrued and other liabilities and due to affiliates, offset in part by increases in tenant receivables and other assets.
We expect that our cash flows from operating activities will reflect flat to modest increases in the next 12 months as a result of contractual increases in rental revenues from our properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $1,310,644 for the nine months ended September 30, 2019, and consisted of the following:

•	$310,644 of additions to existing real estate investment properties; and

•	$1,000,000 for repayment of the refundable sales deposit in connection with acquisition of the 29.86% interest in Chevron Roseville, CA property.
Net cash used in investing activities was $423,631 for the nine months ended September 30, 2018, which reflected the additions to our existing real estate investment properties.
Cash Flows from Financing Activities
Net cash used in financing activities was $3,422,846 for the nine months ended September 30, 2019 and consisted of the following:

•	$927,624 for repayments of mortgage notes payable;

•	$94,864 for payments of deferred financing costs to third parties and $30,000 for deferred financing costs paid to affiliates;

•	$1,699,103 for repurchases of common stock; and

•	$3,671,255 for dividends paid to common shareholders; partially funded by

•	$3,000,000 of proceeds from a mortgage notes payable.
Net cash used in financing activities was $5,722,253 for the nine months ended September 30, 2018 and consisted of the following:

•	$901,298 for repayments of mortgage notes payable;

•	$3,189,931 for repurchases of common stock;

•	$1,525,412 for dividends paid to common stock shareholders;

•	$95,612 for reimbursement of offering costs; and

•	$10,000 for refundable loan deposit.
Results of Operations
We owned 20 and 21 real estate properties at September 30, 2019 and 2018, respectively. We expect our rental income and tenant reimbursements to remain relatively flat to slightly higher for the remainder of the year due to rental escalations. We expect our depreciation and amortization expense and asset management fees to affiliates to remain relatively flat due to stability in the portfolio and expect our interest expense to trend slightly lower in 2019 due to declining debt balances.
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
Rental Income
Rental income, including tenant reimbursements, was $3,302,347 and $3,293,384 for the three months ended September 30, 2019 and 2018, respectively. The increase of $8,963 or 0.3% quarter-over-quarter was primarily due to the reconciliation of tenant reimbursements in prior year resulting in lower common area maintenance in the prior year quarter, offset in part by lower property taxes in the current year quarter. Rental income was relatively flat quarter-over quarter. The annualized base rental income of the operating properties owned by us as of September 30, 2019 was $9,913,000.
Fees to Affiliates/Expense Reimbursements
Fees to affiliates, comprised of asset management fees and reimbursable operating expense, were $287,562 and $271,263 for the three months ended September 30, 2019 and 2018, respectively, an increase of $16,299 or 6.0%, quarter-over-quarter. Asset management fees included in the fees to affiliate were $197,562 and $203,763 for the three months ended September 30, 2019 and 2018, respectively. The reduction quarter-over-quarter was due to the foreclosure and sale of the Antioch, California property. The asset management fees are equal to 0.6% per annum of our Average Invested Assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements were $90,000 and $67,500 for the three months ended September 30, 2019 and 2018, respectively. The increase quarter-over-quarter was due to higher personnel and overhead costs allocated by our Advisor during the current year quarter.
General and Administrative
General and administrative expenses were $851,721 and $230,299 for the three months ended September 30, 2019 and 2018, respectively. The increase of $621,422 or 269.8% quarter-over-quarter primarily reflects $780,846 of due diligence costs incurred related to our pending Merger with NNN REIT, representing primarily fees and legal costs of SunTrust, the financial advisor to the Special Committee, along with legal fees for the Special Committee's legal counsel.
Depreciation and Amortization
Depreciation and amortization expense was $1,450,227 and $1,424,669 for the three months ended September 30, 2019 and 2018, respectively. The increase of $25,558 or 1.8% quarter-over-quarter was primarily due to the depreciation of additions to existing real estate investments related to tenant improvements, offset in part by the reduction in depreciation related to the foreclosure and sale of the Antioch, California property late in the first quarter of 2019. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense was $828,987 and $714,138 for the three months ended September 30, 2019 and 2018, respectively. The increase of $114,849 or 16.1% quarter-over-quarter was primarily due to a loss on interest rate swap valuations of $20,325 in the third quarter of 2019 compared to a gain of $66,529 in the third quarter of 2018. Interest expense also increased by $27,995 primarily due to the additional interest and fees on the new loan secured by the Walgreen's property, exclusive of the effect of the interest rate swap valuations.
Property Expenses
Property expenses were $607,706 and $631,985 for the three months ended September 30, 2019 and 2018, respectively. The decrease of $24,279 or 3.8% quarter-over quarter was primarily due to the reduction in repairs and maintenance and property tax during the current year quarter. In addition, the decrease period-over period was due to the provision for doubtful accounts in the prior year period, with no comparable amount in the current year period.
Property management fees to affiliate were $25,571 and $25,763 for the three months ended September 30, 2019 and 2018, respectively, representing management of certain of our properties by an affiliate of our Advisor.
Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Rental Income
Rental income, including tenant reimbursements, was $9,868,701 and $9,889,765 for the nine months ended September 30, 2019 and 2018, respectively. The slight decrease of $21,064 or 0.2% period-over-period primarily reflects lower rental income from the Antioch, California property due to the foreclosure and sale of the property on March 13, 2019 and lower lease payments negotiated by a tenant that went through a restructuring during the second quarter of 2018. Tenant reimbursements was generally flat period-over-period. The increase in property management fee was offset by decreases in common area maintenance, insurance and property taxes. The annualized base rental income of the operating properties owned by us as of September 30, 2019 was $9,913,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fees to Affiliates/Expense Reimbursements
Fees to affiliate, comprised of asset management fees, an acquisition fee and reimbursable operating expense, were $886,786 and $856,743 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $30,043 or 3.5% period-over-period. Asset management fees included in fees to affiliate were $596,786 and $607,728 for the nine months ended September 30, 2019 and 2018, respectively. The current year quarter-over-quarter increase included a $20,000 acquisition fee paid during the third quarter of 2019 in connection with the repurchase of the 29.86% tenant-in-common interest in the Chevron property described in Note 5. Since the acquisition was a repurchase transaction, we recorded the related acquisition fee as an expense and is reflected it in fees to affiliates in the current year period. The increase in asset management fees was offset in part by a reduction in fees due to the foreclosure of the Antioch, California property. The asset management fees are equal to 0.6% per annum of our Average Invested Assets.
In addition, subject to certain limitations, we reimburse our Advisor for costs incurred in connection with services provided to us, including, without limitation, our allocable share of the accounting personnel (and related employment) costs and overhead incurred by our Advisor or its affiliates. Operating expense reimbursements were $270,000 and $249,015 for the nine months ended September 30, 2019 and 2018, respectively.
General and Administrative
General and administrative expenses were $1,452,538 and $760,559 for the nine months ended September 30, 2019 and 2018, respectively. The overall increase of $691,979 or 91.0% period-over-period primarily reflects $780,846 due diligence costs incurred related to our pending Merger with NNN REIT, representing primarily fees and legal costs of the financial advisor to the Special Committee, along with legal fees for the Special Committee's legal counsel.
Depreciation and Amortization
Depreciation and amortization expense was $4,336,641 and $4,282,006 for the nine months ended September 30, 2019 and 2018, respectively. The increase of $54,635 or 1.3% period-over-period was primarily due to the depreciation of additions to existing real estate investments related to tenant improvements, offset in part by the reduction in depreciation related to the foreclosure and sale of the Antioch, California property in the first quarter of 2019. The purchase price of the acquired properties is allocated to tangible assets, identifiable intangibles and assumed liabilities. The tangible assets and identifiable intangibles are depreciated or amortized over their estimated useful lives.
Interest Expense
Interest expense was $2,674,383 and $1,830,849 for the nine months ended September 30, 2019 and 2018, respectively. The increase of $843,534 or 46.1% period-over-period was primarily due to a loss on interest rate swap valuations of $310,809 in the first nine months of 2019 compared to a gain of $399,783 in the first nine months of 2018. Interest expense also increased by $132,942 exclusive of the of effect of the interest rate swap valuations, primarily due to the additional interest and fees on the new loan secured by the Walgreen's property, partially offset by the absence of expense for the Antioch property after March 13, 2019.
Property Expenses
Property expenses were $1,811,557 and $1,903,165 for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $91,608 or 4.8% period-over-period was primarily due to the provision for doubtful accounts in the prior year period, with no comparable amount in the current year period. In addition, the costs of utilities, property tax and insurance decreased during the current year period primarily due to foreclosure and sale of the Antioch, California property in the first quarter of 2019, partially offset by an increase in repairs and maintenance expenses.
Property management fees to affiliate were $76,668 and $74,670 for the nine months ended September 30, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gain on disposal of real estate investment property
The gain on sale of real estate investment property of $113,773 for the nine months ended September 30, 2019 was due to the difference between the mortgage loan balance and related interest payable of the Antioch, California property compared to its net book value when it was relinquished in a foreclosure sale on March 13, 2019.
Impairment of Investment in Real Estate Property
The impairment of investment in real estate property of $862,190 for the nine months ended September 30, 2018 was related to the impairment of our property in Antioch, California due to the expiration of the lease term at December 31, 2017 and our subsequent difficulties encountered during the second quarter of 2018 in our efforts to re-lease the property at acceptable rent rates.
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
As of September 30, 2019, we had not incurred any organizational and offering costs related to the offering as all such costs had been funded by our Advisor. As a result, these organizational and offering costs related to the offering are not recorded in our condensed consolidated financial statements as of September 30, 2019 other than to the extent of 3.0% of the gross offering proceeds. Through December 31, 2018, our Advisor had incurred organizational and offering costs on our behalf in connection with our offering of $2,796,198. Through December 31, 2018, we had recorded and paid $2,796,198 of organizational and offering costs, which was our maximum liability.
Dividends
Dividends declared, dividends paid in cash and/or reinvested, and cash flows provided by operations were as follows:

	Dividends Declared	Dividends Declared Per Share	Dividends Paid		Cash Flows Provided By Operating Activities (1)
Period (3)			Cash	Reinvested
First Quarter 2018	$1,566,934	$0.1875	$478,674	$1,088,260	$1,566,444
Second Quarter 2018	1,574,919	0.1875	534,554	1,040,365	907,398
Third Quarter 2018	1,573,763	0.1875	512,184	1,061,579	1,462,661
Fourth Quarter 2018	1,568,050	0.1875	502,769	1,065,281	1,357,088
2018 Totals	$6,283,666	$0.7500	$2,028,181	$4,255,485	$5,293,591

First Quarter 2019	$1,576,268	$0.1875	$525,529	$1,047,460	$1,553,648
Second Quarter 2019 (2)	1,579,226	0.1875	1,582,505	—	1,178,037
Third Quarter of 2019 (2)	1,563,221	0.1875	1,563,221	—	1,513,970
2019 Totals	$4,718,715	$0.5625	$3,671,255	$1,047,460	$4,245,655

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

(3)
Dividends are paid on a quarterly basis. In general, dividends for record dates as of the end of a given quarter are paid on or about the 25th of the first month following the quarter-end. Dividends were declared and paid based on daily record dates at rates per share per day as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dividend Period	Rate Per Share Per Day	Declaration Date	Payment Date
January 1 - March 31, 2018	$0.00208333	April 24, 2018	April 25, 2018
April 1 - June 30, 2018	$0.00206044	July 23, 2018	July 25, 2018
July 1 - September 30, 2018	$0.00203804	October 25, 2018	October 25, 2018
October 1 - December 31, 2018	$0.00203804	January 22, 2019	January 25, 2018
January 1 - March 31, 2019	$0.00208333	April 23, 2019	April 25, 2019
April 1 2019 - June 30, 2019	$0.00206044	July 15, 2019	July 25, 2019
July 1 - September 30, 2019	$0.00203804	October 14, 2019	October 25, 2019

If the Merger is approved, dividends will be determined by the board of Directors of the Combined Company based on the financial condition of the Combined Company and such other factors as board of Directors of the Combined Company deems relevant. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends to our shareholders other than as necessary to meet REIT qualification requirements.
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
Properties
Portfolio Information
Our real estate investments as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Number of properties:
Retail (1)	10	11
Office	4	4
Industrial	6	6
Total	20	21

Leasable square feet:
Retail (1)	177,380	184,388
Office	183,752	183,752
Industrial	246,259	246,259
Total	607,391	614,399

(1)
The Antioch, California property with an area of 7,008 square feet was relinquished in a foreclosure sale on March 13, 2019 (see Note 6 to our unaudited condensed consolidated financial statements for more details).

As of September 30, 2019, we owned 20 properties in three states as follows: (i) 17 in California, (ii) two in Texas and (iii) one in Georgia. We were in the offering stage of our life cycle through July 20, 2016. Acquisitions of all assets owned had been completed through June 2017. We have fully invested the offering proceeds (see Note 4 of our unaudited condensed consolidated financial statements).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our December 31, 2018 audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 27, 2019. There have been no significant changes to our accounting policies during the three months ended September 30, 2019.
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
Subsequent Events
See Note 11 to our unaudited condensed consolidated financial statements for significant events that occurred subsequent to September 30, 2019 through the filing date of this report.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements for further explanation.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that had or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, or capital resources as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) that occurred during the three months ended September 30, 2019 that have materially affected or are reasonably likely to affect our internal control over financial reporting.
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
Item 1A. Risk Factors
We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A "Risk Factors" of our 2018 Annual Report on Form 10-K filed with the SEC on March 27, 2019, in the “Risk Factors” section of the Joint Proxy Statement included in our Schedule 14A filed with the SEC on October 22, 2019 and filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Completion of the Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that we or NNN REIT pay certain termination fees or, in certain circumstances, that NNN REIT or we pay expenses to the other party.
The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Merger. The mutual conditions of the parties include, among others: (i) the approval of the Merger by the holders of a majority of the outstanding common shares of our company; (ii) the approval of the amendment to our Declaration of Trust; (iii) the approval of the Merger by the NNN REIT stockholders; and (iv) the absence of any law, order or other legal restraint or prohibition that would prohibit, make illegal, enjoin, or otherwise restrict, prevent, or prohibit the Merger or any of the transactions contemplated by the Merger Agreement. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement; and (c) the absence of any event, change, or occurrence arising during the period from the date of the Merger Agreement until the effective time of the Merger that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the other party.

There may be unexpected delays in the consummation of the Merger.
The Merger is currently expected to close in late December 2019 or early January 2020 assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or NNN REIT may terminate the Merger Agreement if the Merger has not occurred by March 31, 2020. Certain events may delay the consummation of the Merger. Some of the events that could delay the consummation of the Merger include difficulties in obtaining the approval of our shareholders and NNN REIT stockholders, or satisfying the other closing conditions to which the Merger is subject.
Failure to complete the pending Merger could negatively affect us.
It is possible that the pending Merger will not be approved which would prevent the transaction from being completed. If the pending Merger transaction is not completed, we may be subject to a number of material risks, including the following:

•
our shareholders would not have had the opportunity to achieve any liquidity event and our Board would have to review other alternatives for liquidity, which may not occur in the near future or at all; and

•	we have incurred and expect to incur substantial costs and expenses payable by us that are related to the potential Merger, such as legal and financial advisor fees.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2019, we did not sell or issue equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act”). There were also no shares sold to our existing shareholders under the Plan. During the three months ended September 30, 2019, 7,568 shares were issued to our independent trust managers, including 3,934 shares for which the cost was previously accrued during the second quarter of 2019.
Use of Proceeds from Registered Securities
We commenced the offering of our stock to California investors only on March 7, 2012 and terminated the Offering on July 20, 2016, except for continuing share sales through the Plan. Through September 30, 2019, we had sold 9,469,901 shares of common stock in the offering for gross proceeds of $95,018,996, including 1,270,279 shares of common stock under the Plan for gross offering proceeds of $13,022,784 (see Note 9 to our unaudited condensed consolidated financial statements for information regarding certain reimbursements paid to our Advisor).
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
Issuer Redemptions of Equity Securities
We suspended the share repurchase program when our strategic alternatives process related to the potential sale or merger transaction was announced on January 14, 2019. As a result, there were no share repurchases during the three months ended September 30, 2019.
Item 3. Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2019 that would require a response to this item.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are included herewith or incorporated herein by reference.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit	Description
2.1	Agreement and Plan of Merger dated September 19, 2019, incorporated by reference to Annex A to Schedule 14A filed October 22, 2019, EDGAR File/Film Number: 000-55623/191162315.**
3.1	Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.2	Amendment to Amended and Restated Declaration of Trust of Rich Uncles Real Estate Investment Trust I.*
3.3	Bylaws.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1	Joint Proxy Statement and Prospectus dated October 22, 2019, incorporated by reference to Schedule 14A filed October 22, 2019, EDGAR File/Film Number: 000-55623/191162315.**
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABESL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
*	Previously filed.
**	Filed herewith.
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
Raymond J. Pacini
Chief Financial Officer (principal financial officer)
Date: November 12, 2019